Form 10-Q
period 1996-03-31
BOYD BROS TRANSPORTATION INC
filed 1996-05-13
CIK 920907

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996

                                     OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                               ----------------------
to
  ---------------------

Commission File Number  0-23948
                        --------------------------------------------------------

                       BOYD BROS. TRANSPORTATION INC.
           (Exact name of Registrant as specified in its charter)

                Delaware                               63-6006515
     -------------------------------          ----------------------------
     (State or other jurisdiction of          (IRS Employer Identification
     incorporation or organization)           Number)

                   3275 Highway 30, Clayton, Alabama 36016
                  ----------------------------------------
                  (Address of principal executive offices)
                                 (Zip Code)

                               (334) 775-3261
                               --------------
            (Registrant's telephone number, including area code)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No__, and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No
                                                      ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1996.


            Common Stock, $.001 Par Value              3,740,700
            -----------------------------          ------------------
                       (Class)                     (Number of Shares)

                           BOYD BROS. TRANSPORTATION INC.



INDEX

                                                                                                                Page Number
Part I.      Financial Information (Unaudited)

             Item 1.       Condensed Financial Statements

                           Condensed Balance Sheets
                                       December 31, 1995 and March 31, 1996                                               3

                           Condensed Statements of Operations
                                       Three Month Period Ended March 31, 1996 and 1995                                   5


                           Condensed Statements of Cash Flows
                                       Three Month Period Ended March 31, 1996 and 1995                                   6

                           Notes to Condensed Financial Statements                                                        7

             Item 2.       Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                                            9

Part II.     Other Information                                                                                           10



             Signatures                                                                                                  11


BOYD BROS. TRANSPORTATION INC.

CONDENSED BALANCE SHEETS

- - ---------------------------------------------------------------------------------------------------------------------------
                                                                            March 31                            December 31
                                                                              1996                                  1995
                                                                              ----                                  ----
                                                                           (unaudited)
ASSETS

CURRENT ASSETS:
             Cash and cash equivalents                                     $   260,925                          $ 1,481,910
             Marketable securities                                             100,000                              100,000
             Notes and accounts receivable (less
             allowance for doubtful accounts of
                $125,108)
             Trade and interline                                             6,178,321                            5,779,409
             Refundable income taxes                                         1,161,311                            1,161,311
             Other                                                                   -                              842,508
             Inventories                                                       432,138                              397,062
             Prepaid tire expense                                              675,250                              558,750
             Other prepaid expenses                                          1,511,760                              737,690
             Deferred income tax                                               328,678                              328,678
                                                                           -----------                          -----------
                           Total current assets                             10,648,383                           11,387,318
                                                                           -----------                          -----------
PROPERTY AND EQUIPMENT:
             Land and land improvements                                      1,055,606                            1,055,606
             Buildings                                                       3,205,827                            3,174,363
             Revenue equipment                                              49,078,974                           46,139,369
             Other equipment                                                 7,561,695                            7,481,290
             Leasehold improvements                                            373,561                              373,561
                                                                           -----------                          -----------
                           Total                                            61,275,663                           58,224,189
             Less accumulated depreciation and
                  amortization                                              20,512,948                           21,035,800
                                                                           -----------                          -----------
                           Property and equipment, net                      40,762,715                           37,188,389
                                                                           -----------                          -----------
OTHER ASSETS                                                                   331,136                              316,012
                                                                           -----------                          -----------
TOTAL                                                                      $51,742,234                          $48,891,719
                                                                           -----------                          -----------


See notes to condensed financial statements.

BOYD BROS TRANSPORTATION INC.

CONDENSED BALANCE SHEETS

- - ---------------------------------------------------------------------------------------------------------------------------
                                                                             March 31,                          December 31
                                                                               1996                                 1995
                                                                               ----                                 ----
                                                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS# EQUITY

CURRENT LIABILITIES:
             Current maturities of long-term debt                          $ 4,841,195                          $ 4,090,561
             Accounts payable - trade and interline                            774,620                              932,524
             Accrued liabilities:
                Self-insurance claims                                        1,840,717                            1,664,465
                Salaries and wages                                             803,128                            1,297,116
                Environmental remediation (Note 2)                             185,792                              200,000
                Other                                                          440,549                              526,416
                                                                           -----------                          -----------
                           Total current liabilities                         8,886,001                            8,711,082

LONG-TERM DEBT                                                              12,911,312                            9,227,851

DEFERRED INCOME TAXES                                                        6,807,946                            6,964,156
                                                                           -----------                          -----------
                           Total liabilities                                28,605,259                           24,903,089
                                                                           -----------                          -----------
COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
             Preferred stock, $.001 par value - 1,000,000
                 shares authorized; no shares issued and
                 outstanding
             Common stock, $.001 par value - 10,000,000
                 shares authorized; 3,823,000
                 shares issued and
                 outstanding                                                     3,751                                3,823
             Additional paid-in capital                                     14,091,730                           14,708,994
             Retained earnings                                               9,041,494                            9,275,813
                                                                           -----------                          -----------
                           Total stockholders' equity                       23,136,975                           23,988,630
                                                                           -----------                          -----------
TOTAL                                                                      $51,742,234                          $48,891,719
                                                                           -----------                          -----------

See notes to condensed financial statements.

BOYD BROS. TRANSPORTATION INC.

CONDENSED STATEMENTS OF OPERATIONS


- - --------------------------------------------------------------------------------------
                                                          Quarter Ended March 31,
                                                          -----------------------
                                                        1996                   1995
                                                        ----                   ----
                                                               (Unaudited)
OPERATING REVENUES                                   $14,929,086           $14,637,735

OPERATING EXPENSES:
   Salaries, wages and employee benefits               6,771,968             6,281,082
   Operating supplies                                  4,526,272             3,867,181
   Taxes and licenses                                    612,141               395,119
   Insurance and claims                                1,069,920               707,524
   Communications and utilities                          272,517               218,430
   Depreciation and amortization                       1,958,437             1,721,744
   Gain on disposition of property
       and equipment, net                               (334,970)              (17,634)
   Environmental remediation (Note 2)                          -               (50,000)
   Other                                                 153,879                85,586
                                                     -----------           -----------
             Total operating expenses                 15,030,164            13,209,032
                                                     -----------           -----------
OPERATING INCOME (LOSS)                                 (101,078)            1,428,703
                                                     -----------           -----------
OTHER (INCOME) EXPENSES:
   Interest income                                       (24,854)               (9,928)
   Interest expense                                      268,119               166,976
                                                     -----------           -----------
             Other expenses, net                         243,265               157,048
                                                     -----------           -----------
INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES                                            (344,343)            1,271,655

PROVISION FOR INCOME TAXES                              (110,207)              493,471
                                                     -----------           -----------
NET INCOME (LOSS)                                    $  (234,136)          $   778,184
                                                     -----------           -----------
NET INCOME (LOSS) PER SHARE                          $     (0.06)          $      0.20
                                                     -----------           -----------
WEIGHTED AVERAGE SHARES
OUTSTANDING                                            3,763,368             3,823,000


BOYD BROS. TRANSPORTATION INC.

CONDENSED STATEMENTS OF CASH FLOWS

- - ------------------------------------------------------------------------------------------------------
                                                                             Quarter Ended March 31,
                                                                             -----------------------
                                                                               1996           1995
                                                                               ----           ----
                                                                                  (Unaudited)
OPERATING ACTIVITIES:

             Net income (loss)                                             $  (234,136)    $   778,184
             Adjustments to reconcile net income (loss)
                  to net cash provided by operating activities:
                       Depreciation and amortization                         1,958,437       1,721,744
                       Gain on disposal of property and
                           equipment, net                                     (334,970)        (17,634)
                       Provision for deferred income taxes                    (110,207)        493,471
             Changes in assets and liabilities provided (used) cash:
                  Marketable securities                                              -        (250,000)
                  Notes and accounts receivable                               (398,912)       (604,517)
                  Other assets                                                 (98,262)        (97,981)
                  Accounts payable trade and interline                        (157,904)        (72,951)
                  Accrued liabilities                                         (417,994)       (185,882)
                  Deferred income taxes                                        (46,003)       (544,395)
                                                                           -----------     -----------

                                                                               160,049       1,220,039
                                                                           -----------     -----------
INVESTING ACTIVITIES:
             Capital expenditures                                           (6,669,593)     (1,364,116)
             Proceeds from disposals of property and equipment               1,471,800          35,500
                                                                           -----------     -----------
                                                                            (5,197,793)     (1,328,616)
                                                                           -----------     -----------
FINANCING ACTIVITIES:
             Proceeds from long-term debt                                    6,026,499         800,000
             Principal payments on long-term debt                           (1,592,404)     (1,817,834)
             Repurchase of common stock                                       (617,336)
                                                                           -----------     -----------

                                                                             3,816,759      (1,017,834)
                                                                           -----------     -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (1,220,985)     (1,126,411)
CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                                      1,481,910       1,285,545
                                                                           -----------     -----------
BALANCE AT END OF PERIOD                                                   $   260,925     $   159,134
                                                                           -----------     -----------

See notes to condensed financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in compliance with Form 10-Q instructions and thus do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the condensed statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. The condensed statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Company's Form 10-K for the year ended December 31, 1995. The results of operations for interim periods presented are not necessarily indicative of the operating results for an entire year.

2.   ENVIRONMENTAL MATTERS

The Company's operations are subject to federal, state and local laws and regulations concerning the environment. Certain of the Company's facilities are located in historically industrial areas and, therefore, there is the possibility of environmental liability as a result of operations by prior owners as well as the Company's use of fuels and underground storage tanks at its regional terminals.

During 1994 the Company retained an environmental consulting firm to conduct an audit of its compliance with applicable federal, state and local laws and regulations concerning the environment. The environmental consulting firm detected the presence of soil contamination and potential ground water contamination related primarily to the use of underground storage tanks, including tanks used by a prior owner of the property, at the Company's terminal in Birmingham, Alabama. The Company has notified the Alabama Department of Environmental Management of this contamination. The Company has initiated the process of removing and replacing all currently known underground storage tanks at the Birmingham terminal. The Company also replaced all underground storage tanks at the Clayton, Alabama terminal. Based upon cost estimates provided by its environmental consulting firm and contractors in 1994, the Company recorded an $800,000 charge to establish a reserve for the removal and replacement of underground storage tanks at the Company's terminals. Based on subsequent reviews of this project by management and its independent consultants, the Company reduced this reserve during 1995 by $293,652, reflecting a decline in the current estimated costs of remediating the sites. The reserve was reduced $50,000 during the first quarter of 1995. The environmental remediation liability included in the accompanying balance sheet at March 31, 1996 and December 31, 1995 was $185,792 and $200,000,
respectively. There can be no assurance that material liabilities or expenditures will not arise from these or additional environmental matters that may be discovered, or from future requirements of law. The Company does not believe that these expenditures will have a material adverse effect on the Company's financial condition.

3. CAPITAL TRANSACTIONS

During the first quarter of 1996 the Company repurchased 82,300 shares of its own stock for $617,250. A total of 150,000 shares were authorized for repurchase under the repurchase program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Operating revenues increased 2% for the three month period ended March. 31, 1996 compared to the same period in 1995. The Company continued to focus on increasing its fleet size to meet the anticipated demands of new and existing customers, ending the first quarter of 1996 with 522 tractors compared with 480 tractors as of March 31, 1995.

Operating expenses increased by 13.8% for the three-month period ended March 31, 1996 compared with the three months ended March 31, 1995. Salaries and wages increased 7.82% due primarily to increased driver wages and other salaries for the three-month period ended March 31, 1996 vs. 1995. Operating supplies increased 17.0% because of unusually high maintenance costs and higher fuel costs for the three month period ended March 31, 1996 vs. 1995. Taxes and license expense increased 55% due to credits received the first quarter of 1995. Depreciation and amortization expense increased 13.8% due to the addition of new trucks and lower utilization. Insurance and claims were up 51% due to an increase in safety liability reserves. The operating ratio for the first quarter of 1996 was 100.7% compared with 90.2% for the first quarter of 1995. For the three-month period ended March 31 1996 vs. 1995 interest expense was up 60.6 % due primarily to increased debt. Gain on sale increased from $17,634 during the first quarter of 1995 to $334,970 in 1996. The Company traded a substantial number of tractors during the first quarter of 1996.

The Company reserved $800,000 in the first quarter of 1994 for remediation expenses associated with the removal and replacement of underground storage tanks at some of its terminals. Due to an updated estimate on the total environmental remediation costs, the Company reduced its environmental reserve by $50,000 during the three-month period ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities was $160,049 during the first three months of 1996, compared to $1,220,039 during the first three months of 1995. The Company had a working capital surplus of $1,762,382 at March 31, 1996.

Management anticipates increasing the Company's fleet in 1996 by an aggregate of 78 tractors net of replacements, at an anticipated cost of approximately $6.0 million. As of March 31, 1996 the Company has added no net addition of tractors. Management expects to finance such equipment purchases through equipment financing arrangements with various lenders. Historically, the Company has relied on cash generated from operations to fund its working capital requirements. However, the Company has a line of credit with AmSouth Bank permitting short-term borrowings of up to $1.5 million at prime less
 .125%. At March 31, 1996 the Company had no outstanding borrowings on its line of credit. Management believes that the line of credit, borrowing facilities and cash flow from operations are sufficient to meet its financing needs.


PART II. Other Information.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                         Boyd Bros. Transportation Inc.
                                                  (Registrant)





Date: May 13, 1996                       /s/ Richard Bailey
                                         --------------------------------------
                                         Richard Bailey, Chief Financial Officer
                                         (Principal Accounting Officer)

                                   EXHIBITS


Exhibit 27        Financial Data Schedule (for SEC use only)