Form 10-Q
period 1996-06-30
BOYD BROS TRANSPORTATION INC
filed 1996-08-14
CIK 920907

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  June  30, 1996
                                                 --------------

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                               ----------------------
to
   -----------------------

Commission File Number 0-23948
                       -------

                         BOYD BROS. TRANSPORTATION INC.
             (Exact name of Registrant as specified in its charter)


                Delaware                           63-6006515
      (State or other jurisdiction of     (IRS Employer Identification
      incorporation or organization)                 Number)


                   3275 Highway 30,  Clayton, Alabama  36016
                   -----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (334) 775-3261
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant
was required to file such reports)  Yes   X  No  __, and (2) has been subject
to such filing requirements for the past 90 days.  Yes    X  No  ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996.

       Common Stock, $.001 Par Value                   3,728,050
       -----------------------------               ------------------
                    (Class)                        (Number of Shares)

                                     INDEX


                                                                     Page Number

 Part I.   Financial Information (Unaudited)

           Item 1. Condensed Financial Statements

           Condensed Balance Sheets
                 June 30, 1996 and December 31, 1995                          3

           Condensed Statements of Operations
                 Three-month period ended June 30, 1996 and 1995 and
                 Six-month period ended June 30, 1996 and 1995                5

           Condensed Statements of Cash Flows
                 Six-month period ended June 30, 1996 and 1995                6

           Notes to Condensed Financial Statements                            7

           Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                8

 Part II.  Other Information                                                  9

           Signatures                                                        10

                         BOYD BROS. TRANSPORTATION INC.

                            CONDENSED BALANCE SHEETS

                                                                   June 30,                  December 31,
                                                                     1996                        1995
                                                                     ----                        ----
                                                                 (unaudited)
ASSETS

CURRENT ASSETS:
        Cash and cash equivalents                                 $   482,590                  $1,481,910
        Marketable securities                                         100,000                     100,000
        Notes and accounts receivable (less
        allowance for doubtful accounts of
        $125,108)
        Trade and interline                                         6,407,469                   5,779,409
        Refundable income taxes                                     1,080,707                   1,161,311
        Other                                                       1,030,392                     842,508
        Inventories                                                   368,265                     397,062
        Prepaid tire expense                                          982,167                     558,750
        Other prepaid expenses                                      1,551,604                     737,690
        Deferred income tax                                           328,678                     328,678
                                                                  -----------                 -----------

                Total current assets                               12,331,872                  11,387,318
                                                                  -----------                 -----------

PROPERTY AND EQUIPMENT:
        Land and land improvements                                  1,082,510                   1,055,606
        Buildings                                                   3,235,034                   3,174,363
        Revenue equipment                                          48,368,239                  46,139,369
        Other equipment                                             7,648,503                   7,481,290
        Leasehold improvements                                        373,561                     373,561
                                                                  -----------                 -----------

                Total                                              60,707,847                  58,224,189
        Less accumulated depreciation and
             amortization                                          16,305,915                  21,035,800

                Property and equipment, net                        44,401,932                  37,188,389
                                                                  -----------                 -----------

OTHER ASSETS                                                          331,136                     316,012
                                                                  -----------                 -----------

TOTAL                                                             $57,064,940                 $48,891,719
                                                                  ===========                 ===========

See notes to condensed financial statements.

                        BOYD BROS TRANSPORTATION INC.

                           CONDENSED BALANCE SHEETS

                                                                   June 30,                  December 31,
                                                                     1996                        1995
                                                                     ----                        ----
                                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS# EQUITY

CURRENT LIABILITIES:
        Current maturities of long-term debt                     S  5,197,652                 $ 4,090,561
        Accounts payable - trade and interline                      1,715,104                     932,524
        Accrued liabilities:
           Self-insurance claims                                    2,042,961                   1,664,465
           Salaries and wages                                         849,624                   1,297,116
           Environmental remediation (Note 2)                         162,938                     200,000
           Other                                                      571,364                     526,416
                                                                  -----------                 -----------

                Total  current liabilities                         10,539,643                   8,711,082

LONG-TERM DEBT                                                     16,221,926                   9,227,851

DEFERRED INCOME TAXES                                               7,046,681                   6,964,156
                                                                  -----------                 -----------
                Total liabilities                                  33,808,250                  24,903,089
                                                                  -----------                 -----------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS# EQUITY:
        Preferred stock, $.001 par value - 1,000,000
            shares authorized; no shares issued and
            outstanding
        Common stock, $.001 par value - 10,000,000
            shares authorized; 3,728,050
            shares issued and
            outstanding                                                 3,716                       3,823
        Additional paid-in capital                                 13,904,351                  14,708,994
        Retained earnings                                           9,348,623                   9,275,813
                                                                  -----------                 -----------

                Total stockholders' equity                         23,256,690                  23,988,630
                                                                  -----------                 -----------

TOTAL                                                             $57,064,940                 $48,891,719
                                                                  ===========                 ===========

See notes to condensed financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                       CONDENSED STATEMENTS OF OPERATIONS


                                                      QUARTER ENDED JUNE 30,      SIX MONTH ENDED JUNE 30,
                                                       1996           1995             1996      1995
                                                       ----           ----             ----      ----
                                                           (UNAUDITED)                   (UNAUDITED)

OPERATING REVENUES                                 $16,349,678    $15,987,342   $31,278,763   $30,625,077

OPERATING EXPENSES:
   Salaries, wages and employee benefits             7,235,860      7,035,806    14,007,762    13,316,888
   Operating supplies                                4,913,421      4,374,239     9,439,265     8,241,420
   Taxes and licenses                                  498,027        401,118     1,110,169       796,237
   Insurance and claims                                820,416        937,401     1,890,336     1,644,925
   Communications and utilities                        295,224        252,443       567,741       470,686
   Depreciation and amortization                     2,030,619      1,760,441     3,989,056     3,482,185
   Gain on disposition of property
       and equipment, net                             (470,927)      (168,075)     (808,317)     (185,708)
   Environmental remediation (Note 2)                        0              0             0       (50,000)
   Other                                               137,020        153,346       290,901       238,931

                                                   -----------    -----------    ----------   -----------
        Total operating expenses                    15,459,660     14,746,719    30,486,913    27,955,564
                                                   -----------    -----------    ----------   -----------

OPERATING INCOME                                       890,018      1,240,623       791,850     2,669,513
                                                   -----------    -----------    ----------   -----------

OTHER (INCOME) EXPENSES:
   Interest income                                     (21,899)       (19,396)      (46,753)      (29,324)
   Interest expense                                    354,469        174,711       625,008       341,687
                                                   -----------    -----------    ----------   -----------
        Other expenses, net                            332,570        155,315       578,255       312,363
                                                   -----------    -----------    ----------   -----------

INCOME BEFORE PROVISION FOR
INCOME TAXES                                           557,448      1,085,308       213,595     2,357,150

PROVISION FOR INCOME TAXES                             250,415        404,899       140,208       898,370

NET INCOME                                         $   307,033    $   680,409    $   73,387   $ 1,458,780
                                                   ===========    ===========    ==========   ===========
NET INCOME PER SHARE                               $     0.082    $     0.178    $    0.020   $     0.382
                                                   ===========    ===========    ==========   ===========
WEIGHTED AVERAGE SHARES
OUTSTANDING                                          3,728,050      3,823,000     3,744,773     3,823,007

See notes to condensed financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                          Quarter Ended June 30,
                                                                          ----------------------
                                                                     1996                        1995
                                                                     ----                        ----
                                                                                (Unaudited)
OPERATING ACTIVITIES:

        Net income                                                    $73,387                  $1,458,780
        Adjustments to reconcile net income
             to net cash provided by operating activities:
             Depreciation and amortization                          3,989,056                   3,482,185
             Gain on disposal of property and
              equipment, net                                         (808,317)                   (185,708)
              Provision for deferred income taxes                     140,208                     893,370
        Changes in assets and liabilities provided (used) cash:
              Marketable Securities                                         0                    (500,000)
              Notes and accounts receivable                          (735,340)                 (1,582,691)
              Other assets                                         (1,224,235)                   (728,777)
              Accounts payable trade and interline                    782,580                   1,529,027
              Accrued liabilities                                     (61,110)                    (92,361)
              Deferred income taxes                                   (57,683)                   (929,138)
                                                                 ------------                ------------
                                                                    2,098,546                   3,344,687
INVESTING ACTIVITIES:
        Capital expenditures                                      (16,724,988)                 (5,444,800)
        Proceeds from disposals of property and equipment           6,330,706                     791,200
                                                                 ------------                ------------
                                                                  (10,394,282)                 (4,653,600)
                                                                 ------------                ------------

FINANCING ACTIVITIES:
        Proceeds from long-term debt                               11,850,906                   3,187,006
        Principal payments on long-term debt                       (3,749,740)                 (2,469,408)
        Repurchase of common stock                                   (804,750)                          0
                                                                 ------------                ------------


                                                                    7,296,416                     717,598
                                                                 ------------                ------------

NET  DECREASE IN CASH AND
    CASH EQUIVALENTS                                                 (999,320)                   (591,315)
CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                             1,481,910                   1,285,545
                                                                 ------------                ------------

BALANCE AT END OF PERIOD                                         $    482,590                $    694,230
                                                                 ============                ============

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

During 1994 the Company retained an environmental consulting firm to conduct an audit of its compliance with applicable federal, state and local laws and regulations concerning the environment. The environmental consulting firm detected the presence of soil contamination and potential ground water contamination related primarily to the use of underground storage tanks, including tanks used by a prior owner of the property, at the Company's terminal in Birmingham, Alabama. The Company has notified the Alabama Department of Environmental Management of this contamination. The Company has initiated the process of removing and replacing all currently known underground storage tanks at the Birmingham terminal. The Company also replaced all underground storage tanks at the Clayton, Alabama terminal. Based upon cost estimates provided by its environmental consulting firm and contractors in 1994, the Company recorded an $800,000 charge to establish a reserve for the removal and replacement of underground storage tanks at the Company's terminals. Based on subsequent reviews of this project by management and its independent consultants, the Company reduced this reserve during 1995 by $293,652, reflecting a decline in the current estimated costs of remediating the sites. The reserve was reduced $50,000 during the first six months of 1995. The environmental remediation liability included in the accompanying balance sheet at June 30, 1996 and December 31, 1995 was $162,938 and $200,000, respectively. There can be no assurance that material liabilities or expenditures will not arise from these or additional environmental matters that may be discovered, or from future requirements of law. The Company does not believe that these expenditures will have a material adverse effect on the Company's financial condition.

     3.  CAPITAL TRANSACTIONS

During the second quarter of 1996 the Company repurchased 25,000 shares of its own stock for $187,500. For the first six months ended 1996 the Company repurchased an aggregate of 107,300 shares for $804,840. A total of 150,000 shares were authorized for repurchase under the repurchase program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Operating revenues increased 2.3% for the three-month period ended June 30, 1996 compared to the same period in 1995. Operating revenues increased 2.1% for the six-month period ended June 30, 1996. The Company continued to focus on increasing its fleet size to meet the anticipated demands of new and existing customers, ending the first six months of 1996 with 522 tractors compared with 511 tractors as of June 30, 1995.

Operating expenses increased by 4.8% for the three-month period ended June 30, 1996 compared with the three months ended June 30, 1995. Salaries and wages increased 2.84% for the quarter due primarily to increased driver wages and workmen's compensation. Operating supplies increased 12.3% because of higher maintenance and fuel costs for the three month period ended June 30, 1996 vs. 1995. Taxes and license expense increased 24% due to higher ad valorem taxes in 1996. Depreciation and amortization expense increased 15.4% due to the addition of new trucks and lower utilization. Insurance and claims were down 12.5% due to a decrease in safety liability reserves. The operating ratio for the second quarter of 1996 was 94.6% compared with 92.2% for the second quarter of 1995. For the three-month period ended June 30, 1996 vs. 1995 interest expense was up 102.9% due primarily to increased debt. Gain on sale increased from $168,075 during the second quarter of 1995 to $470,927 in 1996. The Company traded a substantial number of tractors during the second quarter of 1996.

Operating expenses increased 9.1% for the six-month period ended June 30, 1996, compared to the same period in 1995. Salaries and wages increased 5.19% due to increased driver wages and workmen's compensation costs. Operating supplies increased 14.5% because of higher fuel and maintenance costs for the six-month period ended June 30, 1996 vs. 1995. Tax and license expense increased 39.4% due to higher ad valorem taxes and other credits received during 1995. Depreciation and amortization expense increased 14.6% due to the addition of new trucks and lower utilization. Insurance and claims were up 14.9% due to an increase in safety liability reserves. Gain on sale increased from $185,708 during the first six months of 1995 to $808,317 in 1996. The Company traded a substantial number of tractors during the first six months of 1996 vs. 1995. The operating ratio for the first six months of 1996 was 97.5% compared to 91.3% in 1995. For the six-month period ended June 30, 1996 vs. 1995 interest expense was up 82.9% due primarily to increased debt.

The Company reserved $800,000 in the first quarter of 1994 for remediation expenses associated with the removal and replacement of underground storage tanks at some of its terminals. Due to an updated estimate on the total environmental remediation costs, the Company reduced its environmental reserve by $50,000 during the six-month period ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities was $2,098,546 during the first six months of 1996, compared to $3,344,687 during the first six months of 1995. The Company had a working capital surplus of $1,792,229 at June 30, 1996.

Management anticipates increasing the Company's fleet in 1996 by an aggregate of 48 tractors net of replacements, at an anticipated cost of approximately $3.6 million. During the first six months of 1996, the Company purchased approximately $16.7 million of replacement tractors and trailers, of which $11.8 million was financed with various lenders. As of June 30, 1996 the Company has added no net addition of tractors. Management expects to continue financing such equipment purchases through equipment financing arrangements with various lenders. Historically, the Company has relied on cash generated from operations to fund its working capital requirements. However, the Company has a line of credit with AmSouth Bank permitting short-term borrowings of up to $1.5 million at prime less .125%. At June 30, 1996 the Company had no outstanding borrowings on its line of credit. Management believes that the line of credit, borrowing facilities and cash flow from operations are sufficient to meet its financing needs.

PART II. Other Information.




                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                        Boyd Bros. Transportation Inc.
                                                 (Registrant)



                                     /s/ Richard Bailey
      Date:   August 9, 1996         ---------------------------------------
                                     Richard Bailey, Chief Financial Officer
                                          (Principal Accounting Officer)

                                Exhibit Index


   Exhibit 27     Financial Data Schedule (for SEC use only)