Form 10-Q
period 1996-09-30
BOYD BROS TRANSPORTATION INC
filed 1996-11-12
CIK 920907

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(Mark One)
       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Sept. 30, 1996

                                       OR

       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________________

to  _____________________

Commission File Number                          0-23948
                       -------------------------------------------------------

                         Boyd Bros. Transportation Inc.
             (Exact name of Registrant as specified in its charter)

            Delaware                                       63-6006515
(State or other jurisdiction of                   (IRS Employer Identification
 incorporation or organization)                             Number)

                   3275 Highway 30,  Clayton, Alabama  36016
                   -----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (334) 775-1400
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No __, and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X  No  ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of Sept. 30, 1996.

       Common Stock, $.001 Par Value           3,700,688
       -----------------------------           ---------
                  (Class)                  (Number of Shares)

                                     INDEX

                                                                         Page Number
                                                                         -----------
Part I.  Financial Information (Unaudited)

          Item 1.   Condensed Financial Statements

                    Condensed Balance Sheets
                    Sept. 30, 1996 and December 31, 1995                        3

                    Condensed Statements of Operations
                        Three-month period ended Sept. 30, 1996 and 1995 and
                        Nine-month period ended Sept. 30, 1996 and 1995         5

                    Condensed Statements of Cash Flows
                        Nine-month period ended Sept. 30, 1996 and 1995         6

                    Notes to Condensed Financial Statements                     7

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                         8

Part II. Other Information                                                      9

          Signatures                                                            9

                         BOYD BROS. TRANSPORTATION INC.

                            CONDENSED BALANCE SHEETS

                                                           Sept. 30,                 December 31,
                                                              1996                        1995
                                                              ----                        ----
                                                          (unaudited)
ASSETS

CURRENT ASSETS:
        Cash and cash equivalents                           $2,252,103                  $1,481,910
        Marketable securities                                  100,000                     100,000
        Notes and accounts receivable (less
          allowance for doubtful accounts of
          $125,108)                                          6,373,604                   5,779,409
        Refundable income taxes                                      -                   1,161,311
        Other                                                  110,012                     842,508
        Inventories                                            288,591                     397,062
        Prepaid tire expense                                   962,416                     558,750
        Other prepaid expenses                               1,648,161                     737,690
        Deferred income tax                                    328,678                     328,678
                                                           -----------                 -----------

                Total current assets                        12,063,565                  11,387,318
                                                           -----------                 -----------

PROPERTY AND EQUIPMENT:
        Land and land improvements                           1,082,510                   1,055,606
        Buildings                                            3,240,496                   3,174,363
        Revenue equipment                                   50,026,078                  46,139,369
        Other equipment                                      7,804,739                   7,481,290
        Leasehold improvements                                 380,727                     373,561
                                                           -----------                 -----------

                Total                                       62,534,550                  58,224,189
        Less accumulated depreciation and
             amortization                                   17,687,720                  21,035,800
                                                           -----------                 -----------

                Property and equipment, net                 44,846,830                  37,188,389
                                                           -----------                 -----------

OTHER ASSETS                                                   331,146                     316,012
                                                           -----------                 -----------

TOTAL                                                      $57,241,541                 $48,891,719

                                                           ===========                 ===========

See notes to condensed financial statements.

                         BOYD BROS TRANSPORTATION INC.

                            CONDENSED BALANCE SHEETS

                                                              Sept. 30,                 December 31,
                                                                 1996                        1995
                                                                 ----                        ----
                                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS# EQUITY

CURRENT LIABILITIES:
        Current maturities of long-term debt                   $4,966,716                  $4,090,561
        Accounts payable - trade and interline                    999,832                     932,524
        Accrued liabilities:
           Self-insurance claims                                1,923,282                   1,664,465
           Salaries and wages                                   1,030,834                   1,297,116
           Environmental Remediation                              152,358                     200,000
           Other                                                  785,628                     526,416
                                                              -----------                 -----------

                Total current liabilities                       9,858,650                   8,711,082

LONG-TERM DEBT                                                 16,517,712                   9,227,851

DEFERRED INCOME TAXES                                           7,224,727                   6,964,156
                                                                                          -----------
                Total liabilities                              33,601,089                  24,903,089
                                                              -----------                 -----------
COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS# EQUITY:
        Preferred stock, $.001 par value - 1,000,000
            shares authorized; no shares issued and
            outstanding
        Common stock, $.001 par value - 10,000,000
            shares authorized; 3,700,688
            shares issued and
            outstanding                                             3,701                       3,823
        Additional paid-in capital                             13,780,616                  14,708,994
        Retained earnings                                       9,856,135                   9,275,813
                                                              -----------                 -----------

                Total stockholders' equity                     23,640,452                  23,988,630
                                                              -----------                 -----------

TOTAL                                                         $57,241,541                 $48,891,719

                                                              ===========                 ===========

See notes to condensed financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                       CONDENSED STATEMENTS OF OPERATIONS



                                                       Quarter Ended Sept. 30,       Nine Months Ended Sept. 30,
                                                       -----------------------       ---------------------------
                                                     1996            1995             1996             1995
                                                     ----            ----             ----             ----
                                                            (Unaudited)                     (Unaudited)
OPERATING REVENUES                                   $17,528,798     $15,826,763      $48,807,561     $46,452,705

OPERATING EXPENSES:
   Salaries, wages and employee benefits               7,397,758       7,367,398       21,405,410      20,684,285
    Fuel                                               2,737,145       2,293,815        7,888,791       6,704,898
   Operating supplies                                  2,254,896       2,219,768        6,543,028       6,049,975
   Taxes and licenses                                    608,275         533,472        1,718,443       1,329,709
   Insurance and claims                                  704,320         849,910        2,594,655       2,494,835
   Communications and utilities                          303,380         270,185          871,121         740,871
   Depreciation and amortization                       2,093,418       1,885,221        6,082,447       5,367,407
   Gain on disposition of property
       and equipment, net                                 46,468        (369,072)        (761,849)       (554,780)
   Environmental remediation (Note 2)                          -        (100,000)          13,900        (150,000)
   Other                                                 140,488         114,634          417,489         353,566
                                                     -----------     -----------      -----------     -----------
        Total operating expenses                      16,286,148      15,065,331       46,773,435      43,020,766
                                                     -----------     -----------      -----------     -----------

OPERATING INCOME                                       1,242,650         761,432        2,034,126       3,431,939
                                                     -----------     -----------      -----------     -----------
OTHER (INCOME) EXPENSES:
   Interest income                                       (30,368)        (12,125)         (77,122)        (41,449)
   Interest expense                                      400,715         218,914        1,025,723         560,599
                                                     -----------     -----------      -----------     -----------
        Other expenses, net                              370,347         206,789          948,601         519,150
                                                     -----------     -----------      -----------     -----------
INCOME BEFORE PROVISION FOR
INCOME TAXES                                             872,303         554,643        1,085,525       2,912,789

PROVISION FOR INCOME TAXES                               365,000         242,234          505,183       1,140,604
                                                     -----------     -----------      -----------     -----------
NET INCOME                                           $   507,303     $   312,409      $   580,342     $ 1,772,185

                                                     ===========     ===========      ===========     ===========

NET INCOME PER SHARE                                 $     0.137     $     0.082      $     0.155     $     0.464

                                                     ===========     ===========      ===========     ===========
WEIGHTED AVERAGE SHARES
OUTSTANDING                                            3,714,873       3,823,000        3,734,745       3,823,000

See notes to condensed financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                Nine Months Ended Sept. 30,
                                                                             1996                        1995
                                                                             ----                        ----
                                                                                         (Unaudited)
OPERATING ACTIVITIES:

        Net income                                                           $  580,342                  $1,772,185
        Adjustments to reconcile net income
             to net cash provided by operating activities:
             Depreciation and amortization                                    6,082,447                   5,367,407
             Gain on disposal of property and
              equipment, net                                                   (761,849)                   (554,780)
              Provision for deferred income taxes                               505,183                   1,140,604
        Changes in assets and liabilities provided (used) cash:
              Marketable Securities                                                                        (250,000)
              Notes and accounts receivable                                     567,116                  (2,843,754)
              Other assets                                                     (488,304)                   (623,760)
              Accounts payable trade and interline                               67,308                     102,831
              Accrued liabilities                                               204,105                      55,166
              Deferred income taxes                                            (244,612)                 (1,204,980)
                                                                            -----------                 -----------


                                                                              6,511,736                   2,960,919
                                                                            -----------                 -----------

INVESTING ACTIVITIES:
        Capital expenditures                                                (19,947,839)                 (9,566,663)
        Proceeds from disposals of property and equipment                     6,968,800                   1,925,090
                                                                            -----------                 -----------

                                                                            (12,979,039)                 (7,641,573)
                                                                            -----------                 -----------

FINANCING ACTIVITIES:
        Proceeds from long-term debt                                         16,823,364                   7,194,212
        Principal payments on long-term debt                                 (8,657,348)                 (3,546,362)
        Repurchase of common stock                                             (928,500)                          -
                                                                            -----------                 -----------


                                                                              7,237,516                   3,647,850
                                                                            -----------                 -----------
NET DECREASE IN CASH AND
    CASH EQUIVALENTS                                                            770,213                  (1,032,804)
CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                                       1,481,910                   1,285,545
                                                                            -----------                 -----------

BALANCE AT END OF PERIOD                                                    $ 2,252,123                 $   252,741

                                                                            ===========                 ===========

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

During 1994 the Company retained an environmental consulting firm to conduct an audit of its compliance with applicable federal, state and local laws and regulations concerning the environment. The environmental consulting firm detected the presence of soil contamination and potential ground water contamination related primarily to the use of underground storage tanks, including tanks used by a prior owner of the property, at the Company's terminal in Birmingham, Alabama. The Company has notified the Alabama Department of Environmental Management of this contamination. The Company has initiated the process of removing and replacing all currently known underground storage tanks at the Birmingham terminal. The Company also replaced all underground storage tanks at the Clayton, Alabama terminal. Based upon cost estimates provided by its environmental consulting firm and contractors in 1994, the Company recorded an $800,000 charge to establish a reserve for the removal and replacement of underground storage tanks at the Company's terminals. Based on subsequent reviews of this project by management and its independent consultants, the Company reduced this reserve during 1995 by $293,652, reflecting a decline in the current estimated costs of remediating the sites. The reserve was reduced $150,000 during the first nine months of 1995. The environmental remediation liability included in the accompanying balance sheet at Sept. 30, 1996 and December 31, 1995 was $152,358 and $200,000, respectively. There can be no assurance that material liabilities or expenditures will not arise from these or additional environmental matters that may be discovered, or from future requirements of law. The Company does not believe that these expenditures will have a material adverse effect on the Company's financial condition.

3.  CAPITAL TRANSACTIONS

During the third quarter of 1996 the Company repurchased 15,000 shares of its own stock for $123,750. For the first nine months ended 1996 the Company repurchased an aggregate of 122,300 shares for $928,590. A total of 150,000 shares were authorized for repurchase under the repurchase program.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Operating revenues increased 10.75% for the three-month period ended Sept. 30, 1996 compared to the same period in 1995. Operating revenues increased 5.1% for the nine-month period ended Sept. 30, 1996. The Company continued to focus on increasing its fleet size to meet the anticipated demands of new and existing customers, ending the first nine months of 1996 with 554 tractors compared with 524 tractors as of Sept. 30, 1995.

Operating expenses increased by 8.1% for the three-month period ended Sept. 30, 1996 compared with the three months ended Sept. 30, 1995. Fuel expense increased 19.3% because of higher fuel prices for the three month period ended Sept. 30, 1996 vs. 1995. Taxes and license expense increased 14% due to higher ad valorem taxes in 1996. Depreciation and amortization expense increased 11.0% due to the addition of new trucks. Insurance and claims were down 17.1% due to a decrease in safety liability reserves. The operating ratio for the third quarter of 1996 was 92.9% compared with 95.2% for the third quarter of 1995.
For the three-month period ended Sept. 30, 1996 vs. 1995 interest expense was up 83.1% due primarily to increased debt. Gain on sale decreased from $369,072 during the third quarter of 1995 to a loss of $46,468 in 1996.

Operating expenses increased 8.7% for the nine-month period ended Sept.30, 1996, compared to the same period in 1995. Fuel costs increased 17.7% during the first nine months of 1996 over 1995 because of higher fuel prices. Operating supplies increased 8.2% because of higher auxiliary costs for the nine-month period ended Sept. 30, 1996 vs. 1995. Tax and license expense increased 29.2% due to higher ad valorem taxes and other credits received during 1995. Depreciation and amortization expense increased 13.3% due to the addition of new trucks and lower utilization. Gain on sale increased from $554,780 during the first nine months of 1995 to $761,849 in 1996. The Company traded a substantial number of tractors during the first nine months of 1996 vs. 1995. The operating ratio for the first nine months of 1996 was 95.8% compared to 92.6% in 1995.
For the nine-month period ended Sept. 30, 1996 vs. 1995 interest expense was up 83.0% due primarily to increased debt.

The Company reserved $800,000 in the first quarter of 1994 for remediation expenses associated with the removal and replacement of underground storage tanks at some of its terminals. Due to an updated estimate on the total environmental remediation costs, the Company reduced its environmental reserve by $150,000 during the nine-month period ended Sept. 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities was $6,511,736 during the first nine months of 1996, compared to $2,960,919 during the first nine months of 1995. The Company had a working capital surplus of $2,204,915 at Sept. 30, 1996.

Management anticipates increasing the Company's fleet in 1996 by an aggregate of 53 tractors net of replacements, at an anticipated cost of approximately $4.0 million. During the first nine months of 1996, the Company purchased approximately $20.3 million of replacement tractors and trailers, of which $17.0 million was financed with various lenders. As of Sept 30, 1996 the Company has acquired 30 net additional tractors. Management expects to continue financing such equipment purchases through equipment financing arrangements with various lenders. Historically, the Company has relied on cash generated from operations to fund its working capital requirements. However, the Company has a line of credit with AmSouth Bank permitting short-term borrowings of up to $1.5 million at prime less .125%. At Sept. 30, 1996 the Company had no outstanding borrowings on its line of credit. Management believes that the line of credit, borrowing facilities and cash flow from operations are sufficient to meet its financing needs.

PART II. OTHER INFORMATION.

      Item 6. Exhibits and Reports on Form 8-K

              (a)  Exhibit 27 - Financial Data Schedule (for SEC use only)

              (b)  Reports on Form 8-K

                   No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1996.

SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                           Boyd Bros. Transportation Inc.
                                                   (Registrant)



Date:   November 11, 1996                        /s/ Richard C. Bailey
                                   ------------------------------------------
                                   Richard C. Bailey, Chief Financial Officer
                                           (Principal Accounting Officer)

                                 EXHIBIT INDEX


           Exhibit 27       Financial Data Schedule (for SEC use only)