Form 10-Q/A
period 1996-06-30
BOYD BROS TRANSPORTATION INC
filed 1996-11-13
CIK 920907

                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  June 30, 1996
                                                 -------------

                                       OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                                ----------------------     --------------------


Commission File Number                  0-23948
                       ------------------------------------------------

                         BOYD BROS. TRANSPORTATION INC.
             (Exact name of Registrant as specified in its charter)

        Delaware                                           63-6006515
(State or other jurisdiction of                  (IRS Employer Identification
incorporation or organization)                               Number)

                   3275 Highway 30,  Clayton, Alabama  36016
                   -----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (334) 775-1400
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant
was required to file such reports)  Yes   X  No  __, and (2) has been subject
to such filing requirements for the past 90 days.  Yes   X    No
                                                       -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996.

        Common Stock, $.001 Par Value                           3,728,050
        -----------------------------                       ------------------
                   (Class)                                  (Number of Shares)

EXPLANATORY NOTE


The purpose of this amendment is to include Item 4 - Submission of Matters to a Vote of Security Holders and Item 6 - Exhibits and Reports on Form 8-K, which were inadvertently excluded from the Form 10-Q for the quarterly period ended June 30, 1996.

PART II.      OTHER INFORMATION.

        Item 4. Submission of Matters to a Vote of Security Holders

                (a) The Company's 1996 Annual Meeting of Stockholders was held on May 24, 1996. There were present at said meeting in person or by proxy, stockholders of the Company who were the holders of 3,607,033 shares or 96% of the Common Stock eligible to vote.

                (b) The following directors were elected to hold office until the 1999 Annual Meeting of Stockholders, or until their successors are elected and qualified, with the vote for each director being as follows:

                                                   For       Withhold
                                                             Authority
                        Richard C. Bailey       3,606,733       300
                        Paul G. Taylor          3,606,733       300

                (c) The following directors terms of office continued after the meeting:

                        Dempsey Boyd             W. Wyatt Shorter Donald
                        G. Johnston              Boyd Whigham
                        Glyn E. Newton

                (d) The ratification of the appointment of Deloitte & Touche LLP as independent auditors for the Company for the year ending December 31, 1996, was approved, with the vote being as follows:

                                For        Against         Abstain
                             3,606,923       10              100

Item 6. Exhibits and Reports on Form 8-K

                (a)  Exhibit 27 - Financial Data Schedule (For SEC use only)

                (b)  Reports on Form 8-K

                     No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1996


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                       Boyd Bros. Transportation Inc.
                                                (Registrant)


    Date:   November 13, 1996             /s/ Richard C. Bailey
                                      ---------------------------------
                                  Richard C. Bailey, Chief Financial Officer
                                       (Principal Accounting Officer)