Form 10-K
period 1996-12-31
BOYD BROS TRANSPORTATION INC
filed 1997-03-26
CIK 920907

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K
(Mark One)
 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]
         For the fiscal year ended December 31, 1996
                                       OR
 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934
         [No Fee Required]
         For the transition period from _______ to _______

                           COMMISSION FILE NO. 0-23948

                         BOYD BROS. TRANSPORTATION INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      63-6006515
        (State or other jurisdiction of                       (I.R.S. employer
         incorporation or organization)                      identification no.)


                3275 HIGHWAY 30                                     36016
               CLAYTON, ALABAMA                                   (Zip Code)
   (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (334) 775-1400

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
               Title of each class                      which registered
               -------------------                 ------------------------
                      None                                    None


           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                                (Title of class)

                                ----------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes [X]   No [ ]

         Aggregate market value of the voting stock held by non-affiliates of the Registrant:

                         $7,015,554 as of March 12, 1997

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

         3,700,888 shares of Common Stock, par value $.001 per share, outstanding as of March 12, 1997.

         Documents incorporated by reference in this Annual Report on Form 10-K:

         Portions of the definitive proxy statement relating to the 1997 Annual Meeting of Stockholders in Part III, Items 10 (as related to Directors), 11, 12 and 13. Portions of the Annual Report to Stockholders for the year ended December 31, 1996 in Parts II and IV.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

================================================================================

                                TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----

                                     PART I
ITEM 1.  BUSINESS...............................................................  1
ITEM 2.  PROPERTIES.............................................................  6
ITEM 3.  LEGAL PROCEEDINGS......................................................  6
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................  6


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS............................................  7
ITEM 6.  SELECTED FINANCIAL DATA................................................  7
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..............................................  7
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................  7
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE...............................................  7


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................  7
ITEM 11. EXECUTIVE COMPENSATION.................................................  7
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........  7
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................  7


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K................................................  8

                                     PART I

ITEM 1. Business

THE COMPANY

         Boyd Bros. Transportation Inc. (the "Company") is a truckload carrier that operates exclusively in the flatbed segment of the industry and hauls primarily steel products and building materials. Since its founding in 1956, the Company has grown into what management believes is one of the largest exclusively flatbed carriers in the United States operating only Company-owned tractors. The Company owns and operates over 575 late model tractors and over 916 flatbed trailers. All of the Company's tractors are equipped with a two-way satellite communication system produced by QUALCOMM, Inc. ("QUALCOMM") as well as on-board computers that monitor engine and driver performance.

         The Company's strategy is to offer high-quality flatbed transportation services to high-volume, time-sensitive shippers. Because much of the freight hauled by the Company consists of steel products and building materials, time-definite delivery is required. A late delivery can mean a shutdown of a production line at a plant or a delay in a construction project. The Company focuses its marketing efforts on the types of shippers that require time-definite delivery because the Company believes that service, rather than price, generally will be the primary factor that will dictate their choice of carrier.

         Management believes that its ability to recruit and retain drivers has been critical to its success, and the Company has sought to attract and retain drivers by using only high-quality, late-model tractors, installing its two-way satellite communication equipment and offering financial and other incentives to drivers. Management recognizes that getting drivers home frequently is critical to driver retention. Accordingly, the Company makes load assignments to drivers to enable each driver to attain his or her goals in terms of miles driven as well as time at home.

STRATEGY

         The Company's business strategy is to offer high quality flatbed transportation services in the truckload carrier market primarily to high-volume, time-sensitive customers. The key components of the Company's strategy are as follows:

         Company-Owned Equipment. The Company owns all of its revenue equipment and all drivers are employees of the Company. Management believes that using Company-owned equipment and Company-employed drivers offers the Company an advantage over its competitors that depend solely on owner-operators. Management believes that controlling the dispatch of drivers is necessary for the Company to meet the needs of time-sensitive customers. The Company is considering the use of a small number of owner/operators in 1997.

         Time-Sensitive Shippers. The Company focuses its marketing efforts on high-volume, time-sensitive shippers that are involved primarily in the steel and building materials businesses and require time-definite delivery.

         Management believes that many large volume shippers in this segment of the industry have reduced the number of carriers they use so as to use only those "core carriers" that offer consistently superior service. The Company intends to continue its focus on developing relationships as a core-carrier for high-volume, time-sensitive shippers.

         Technology. The Company's strategy has been to utilize technology to provide better service to its customers and to improve operating efficiency. The Company became the first major flatbed carrier in the country to install a satellite tracking system, manufactured by QUALCOMM, in 100% of its tractors. The tracking system enables the Company to monitor equipment locations and schedules more effectively and to communicate with both drivers and customers. The Company has also installed computers on board each of its tractors to monitor fuel efficiency and other operational data. The Company will continue to monitor and implement technological developments that will enable the Company to improve customer service and operating efficiency.

         Premium Quality Tractors. The Company continuously upgrades its fleet of tractors. Maintaining a young, high quality fleet of tractors facilitates the Company's ability to recruit and retain drivers, achieve maximum on-time reliability, maximize fuel economy and convey an image of quality to existing and potential customers.

CUSTOMERS AND MARKETING

         The Company markets itself on the basis of quality service and employees, its satellite communication system, the capabilities of its information system to interface with the information systems of its customers, its record of on-time deliveries, and its efficient and well-maintained tractors and trailers. The Company's marketing efforts concentrate on attracting customers that require time-definite delivery and ship multiple loads to and from locations that complement the Company's existing traffic flows.

         The Company has written contracts with most of its customers. The contracts generally require the customer to use the Company for a specified minimum amount of shipments each year and may be terminated by either party upon 30 to 60 days' written notice. The largest 25, 10 and 5 customers accounted for approximately 69%, 52% and 36%, respectively, of the Company's revenues during 1996. Many of those customers are large, publicly-held companies. During 1996, the only customer that accounted for more than 10% of the Company's revenues was USG Interiors, Inc. ("USG"), which together with certain affiliates accounted for approximately 12.8% of the Company's revenues. The Company's contract with USG specifies that USG will permit the Company to transport at least 100 tons of USG's goods each year, has no minimum term, and is terminable by either party upon sixty days written notice. The loss of any of the Company's major customers could adversely affect the Company's profitability.

OPERATIONS

         The Company's operations are designed to maximize efficiency and provide quality service to customers. All of the Company's fleet operations, routing and scheduling are centrally coordinated through a satellite tracking system from its corporate headquarters in Clayton, Alabama. Through the use of the Company's satellite-based communication system, which is complemented by its fully-integrated mainframe computer system, dispatchers monitor the location and delivery schedules of all shipments and equipment to coordinate routes and maximize utilization of the Company's drivers and equipment. See "-- Transportation Technology."

         The Company conducts its operations through a network of 12 regional and satellite service centers in strategic locations in the eastern two-thirds of the United States. See "Item 2 - Properties." The Company operates regional service centers in Clayton and Birmingham, Alabama; Atlanta, Georgia; and Greenville, Mississippi. The regional service centers are supported by smaller satellite service centers, each having between one and three employees, located in Calvert City, Kentucky; Danville, Virginia; Lisbon Falls, Maine; Pittsburgh, Pennsylvania; Baltimore, Maryland; and Walworth, Wisconsin. These service centers allow the Company to re-dispatch equipment terminating in a given area, enhance driver recruiting and return drivers to their homes more regularly. The Company also has arrangements to deposit trailers near various major customers or shipping locations to facilitate pre-loading of shipments and thereby increase efficiency.

DRIVERS AND EMPLOYEES

         Recruiting and retaining professional, well-trained drivers is critical to the Company's success, and all of the Company's drivers must meet specific guidelines relating primarily to safety record, driving experience and personal evaluation, including drug testing.

         To maintain high equipment utilization, particularly during periods of growth, the Company strongly emphasizes continuous driver recruiting and training. Drivers are recruited at all regional terminal locations and at the corporate headquarters. Competition for qualified drivers is intense. In order to attract and retain highly qualified drivers and to promote safe operations, the Company purchases premium quality tractors and equips them with optimal comfort and safety features, such as air conditioning, high quality interiors, power steering, engine brakes and sleeper cabs.

         Drivers are trained in Company policies and operations, safety techniques and fuel efficient operation of equipment, and must pass a rigorous road test prior to assignment to a vehicle. The Company's training programs range from two to eight weeks of concentrated schooling, depending on a driver's level of prior experience. In addition, all drivers are required to participate in annual safety training and defensive driving courses for recertification by the Company. Recognizing the importance of driver contact while drivers are on the road for extended periods, the Company maintains toll-free telephone lines and publishes a newsletter containing Company information, in addition to maintaining daily contact between dispatchers and drivers.

         The short- to medium-haul truckload segment of the trucking industry, including the Company, experiences significant driver turnover, and the Company anticipates that the intense competition for qualified drivers in the trucking industry will continue. The Company experienced driver shortages that resulted in up to 60 idled tractors during 1996, and currently has approximately 20 idled tractors due to driver shortages. Management is actively implementing new driver recruitment and retention programs to better attract and retain drivers, but expects to continue to experience idled tractors in the near future until those programs are fully implemented. Additionally, the Company is considering the use of a small number of owner/operators commencing in 1997.

         At December 31, 1996, the Company employed 807 persons, of whom approximately 647 were drivers and trainees and the balance of whom were mechanics, other equipment maintenance personnel and support personnel, including management and administration. None of the Company's employees is subject to a collective bargaining agreement, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are excellent.

REVENUE EQUIPMENT

         The Company's philosophy is to purchase premium quality tractors to help attract and retain drivers and to promote safe operations, and the Company believes the higher initial cost of such equipment is recovered through better resale marketability. Each of the Company's tractors is equipped with a sleeper cab to permit all drivers to comply conveniently and cost-effectively with the United States Department of Transportation ("DOT") hours of service guidelines and to facilitate team operations when necessary.

         At December 31, 1996, the Company owned 575 tractors and 916 flatbed trailers. The tractors are manufactured by Freightliner, Kenworth and Navistar, and the trailers are manufactured by Utility, Dorsey, Fruehauf and Great Dane. The Company owns all of the tractors and trailers used by it in order to enhance continued dependability of services, increase equipment utilization and decrease its costs per mile.

TRANSPORTATION TECHNOLOGY

         Management believes that the application of technology is an ongoing part of providing high quality service at competitive prices, and further believes that the Company has enhanced its strong reputation for customer satisfaction through the early, fleet-wide implementation of two computer systems.

         The Company was the first major flatbed carrier to be fully equipped with the two-way satellite communication system produced by QUALCOMM. The satellite-based OMNITRACS(C) system ("Omnitracs") was installed and operational in the entire Company fleet by the end of 1990. Omnitracs has improved the quality and efficiency of the Company's operations by allowing drivers and dispatchers to have instant, on-the-road communication ability and by enabling the Company to provide its customers with accurate information on the status and estimated delivery time of cargo shipments. As there are further technological developments or enhancements in such systems the Company intends to remain committed to investing in and utilizing advanced technology to better serve its customers.

         Omnitracs permits more efficient transmission of load assignments to drivers, as well as an enhanced capability to monitor loads in transit and rapidly bill customers for completed deliveries. Once a load is assigned by a load planner, the assignment is transmitted to the Company's operations department where it is reviewed by a dispatcher who then relays the assignment to the appropriate driver through the Omnitracs display unit in each of the Company's vehicles. The driver can respond to the dispatcher through Omnitracs in a matter of seconds, thereby eliminating waiting time and inefficient dependence on truck stop telephones or other methods of communication between drivers and dispatchers. Through Omnitracs, the Company can electronically record a load assignment, report the load to the billing department and generate customer invoices.

         In addition, the Company uses Omnitracs to automatically transmit location and equipment information and other data to the dispatcher, thereby reducing the need for drivers to stop to communicate with dispatchers in the event of a problem. The system continually tracks every cargo load with accuracy within one-tenth of a mile. This information, along with information concerning available loads, is constantly updated on the Company's on-line computer. Load planners use this information to match available equipment with available loads, meet delivery schedules and respond more quickly to customer inquiries.

         The Company has also equipped its entire fleet of tractors with the SENSORTRACS(C) on-board computer system ("Sensortracs"), which is also produced by QUALCOMM and which monitors fuel efficiency and other operational data. Information from Sensortracs is periodically processed by one of the Company's computers, which generates reports on vehicle efficiency and driver performance. Reports generated by this system enhance the Company's ability to counsel its drivers on strengths and deficiencies in their driving habits and fuel efficiency and to monitor the effectiveness of driver training programs.

         The Company has a centralized, fully-integrated management information system that utilizes an IBM mainframe computer located at the corporate headquarters and is on-line at all the Company's regional service centers. The Company believes that its commitment to investing in and utilizing advanced technology has given it electronic data interchange ("EDI") capabilities that provide a competitive advantage. The system's Company-wide database allows the Company to respond quickly to customer information requests without having to combine data files from several sources. The EDI capability allows the Company to exchange billing information with customers and is capable of providing immediate delivery status updates from all regional service centers for reporting to customers and for better control and tracking of shipments. This ability to exchange data directly with customers regarding their shipments significantly enhances quality control and customer service.

SAFETY AND INSURANCE

         The Company's safety department is responsible for training and supervising personnel to keep safety awareness at its highest level, the Company has implemented an active safety and loss prevention program at its corporate headquarters and each of its regional service centers. The emphasis on safety begins in the hiring and training process, where prospective employees are given physical examinations and drug tests, and newly hired drivers, regardless of experience level, must participate in an intensive training program. See "-- Drivers and Employees."

         If drivers maintain certain standards in five areas, including safety, they are paid additional compensation per mile. The Company's Director of Safety continuously monitors driver performance and has final authority regarding employment and retention of drivers. The Company is committed to securing appropriate insurance coverage at cost-effective rates. The primary claims that arise in the trucking industry consist of cargo loss and damage, personal injury, property damage and workers' compensation. The Company currently retains liability up to $100,000 for each claim for personal injury and property damage, $300,000 for each claim for workers' compensation, $90,000 for each claim for employee medical and hospitalization, and $10,000 for each claim for cargo damage. The Company currently purchases excess primary and umbrella insurance coverage in amounts that management believes are adequate to supplement its retained liabilities.

FUEL

         Motor carrier service is dependent upon the availability of diesel fuel. The Company's fuel expense comprised 16.5% and 14.9% of revenues in 1996 and 1995, respectively. Through the on-board computers, the Company continually monitors fuel usage, miles per gallon, cost per mile and cost per gallon. The Company has not experienced any difficulty in maintaining fuel supplies sufficient to support its operations. Shortages of fuel, increases in fuel prices or fuel tax rates or rationing of petroleum products could have a material adverse effect on the operations and profitability of the Company.

COMPETITION

         The trucking industry is highly competitive and fragmented. The Company competes primarily with other short- to medium-haul, flatbed truckload carriers, internal shipping conducted by existing and potential customers and, to a lesser extent, railroads. Deregulation of the trucking industry during the 1980s created an influx of new truckload carriers which, along with certain other factors, continues to create substantial downward pressure on the industry's rate structure. Competition for the freight transported by the Company is based primarily on service and efficiency and, to a lesser degree, on freight rates. While management believes that the Company is one of the largest exclusively flatbed carriers in the United States operating only Company-owned tractors, there are other trucking companies, including truckload carriers that have flatbed divisions, which have substantially greater financial resources, operate more equipment or carry a larger volume of freight than the Company. The Company also competes with other motor carriers in hiring qualified drivers.

REGULATION

         The trucking industry is subject to regulatory oversight and legislative changes which can affect the economics of the industry by requiring certain operating practices or influencing the demand for, and the costs of providing, services to shippers. The Intermodal Surface Transportation Board, as well as various state agencies that have jurisdiction over the Company, have broad powers, generally governing such matters as authority to engage in motor carrier operations, rates and charges, accounting systems, certain mergers, consolidations and acquisitions, and periodic financial reporting.

         The federal Motor Carrier Act of 1980 commenced a program to increase competition among motor carriers and to diminish the level of regulation in the industry. Following this deregulation, applicants have more easily been able to obtain operating authority, and interstate motor carriers such as the Company have been able to implement certain rate changes without federal approval. The Motor Carrier Act also removed many route and commodity restrictions on transportation of freight. In 1995, the Interstate Commerce Commission (the "ICC") was eliminated and the Intermodal Surface Transportation Board (the "ISTB") was established within the Department of Transportation (the "DOT"). The ISTB performs all functions previously performed by the ICC. Since 1981, the Company has held authority to carry general commodities throughout the 48 contiguous states, as both a common and contract carrier.

         Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Such matters as weight and dimensions of equipment are also subject to federal and state regulation. All of the Company's drivers were required to obtain national commercial driver's licenses by April 1, 1992 pursuant to the regulations promulgated by the DOT. Also, effective in 1989, DOT regulations imposed mandatory drug testing of drivers. In addition, the Company has completed the implementation of its own ongoing drug-testing program. The DOT's national commercial driver's license and drug testing requirements have not to date adversely affected the availability to the Company of qualified drivers. DOT alcohol testing rules require certain tests, random and otherwise, for alcohol levels in drivers and other safety personnel. See " -- Safety and Insurance."

ENVIRONMENTAL MATTERS

         The Company's operations are subject to federal, state and local laws and regulations concerning the environment. Certain of the Company's facilities are located in historically industrial areas and, therefore, there is the possibility of environmental liability as a result of operations by prior owners as well as the Company's use of fuels and underground storage tanks at its regional service centers.

         During 1994, the Company retained an environmental consulting firm to conduct an audit of its compliance with applicable federal, state and local laws and regulations concerning the environment. The environmental consulting firm detected the presence of soil contamination and potential groundwater contamination related primarily to the use of underground storage tanks, including tanks used by a prior owner of the property, at the Company's terminal in Birmingham, Alabama. The Company notified the Alabama Department of Environmental Management of this contamination and subsequently removed and replaced all currently known underground storage tanks at the Birmingham terminal. The Company also replaced all underground storage tanks at the Clayton, Alabama terminal. Based upon cost estimates provided by its environmental consulting firm and contractors in 1994, the Company recorded an $800,000 charge to establish a reserve for the removal and replacement of underground storage tanks at the Company's service centers. Based on subsequent reviews of this project by management and its independent consultants, the Company reduced this reserve during 1995 to $293,652, reflecting a decline in the current estimated costs of remediating the sites. The environmental remediation liability in the accompanying balance sheet at December 31, 1996 is $145,122. There can be no assurance that material liabilities or expenditures will not arise from these or additional environmental matters that may be discovered, or from future requirements of law. The Company does not believe these expenditures will have a material adverse effect on the Company's financial condition.


FORWARD LOOKING STATEMENTS

Certain statements incorporated by reference from the information under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in the Company's Annual Report to Stockholders for the year ended December 31, 1996 contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, business conditions and growth in the economy, including the transportation and construction sectors in particular, competitive factors, including price pressures and the ability to recruit and retain qualified drivers, the ability to control internal costs as well as fuel costs, that are not passed on to the Company's customers, and other factors referenced elsewhere herein.

ITEM 2. Properties

         The Company's corporate headquarters and principal service center are located on a 17.9 acre tract in Clayton, Alabama, which the Company purchased during 1993. Such facilities consist of approximately 22,000 square feet of office space, 12,000 square feet of equipment repair facilities and approximately 3 acres of parking space. The following table sets forth information regarding each of the Company's service center and shuttle locations:

                  Clayton, AL ................................   Owned
                  Atlanta, GA ................................   Owned
                  Birmingham, AL .............................   Owned
                  Greenville, MS .............................   Owned
                  Gary, IN ...................................   Leased
                  Calvert City, KY ...........................   Leased
                  Danville, VA ...............................   Leased
                  Lisbon Falls, ME ...........................   Leased
                  Pittsburgh, PA .............................   Leased
                  Baltimore, MD ..............................   Leased
                  Walworth, WI ...............................   Leased

ITEM 3. Legal Proceedings

         The Company is routinely a party to litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company maintains insurance that it believes is adequate to cover its liability risks. See "Item 1 Business -- Safety and Insurance."

ITEM 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996, either through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

         Set forth below is information concerning the Executive Officers of the Company as of March 15, 1997.

         Dempsey Boyd, age 70, founded the Company in 1956, and has been Chairman of the Board since April 1980. Mr. Boyd served as President of the Company from December 1962 until April 1980. Mr. Boyd is the father of Gail B. Cooper and Ginger B. Tibbs.

         Donald G. Johnston, age 60, has served as President and Chief Executive Officer of the Company since April 1980, and as a Director since December 1979. Prior to that time, he served as Vice President and General Manager since joining the Company in 1979. Mr. Johnston has a background in industrial management and sales, and is active in, and has previously served as chairman of, the Alabama Trucking Association and the University of Georgia Trucking Profitability Strategies Conference. Mr. Johnston received a B.S. in industrial management from Auburn University.

         Richard C. Bailey, age 46, has served as Chief Financial Officer since joining the Company in August 1992, and has served as a Director since February 1995. He served as president and director of Eastern Inter-Trans Services, Inc., a dry van truckload carrier based in Columbus, Georgia, from December 1989 to August 1992. Mr. Bailey is a certified public accountant with a B.S. in accounting from Georgia State University. He was previously employed in various financial positions by Ernst & Young, Intermet Corporation and Snapper Products (a division of The Actava Group Inc.). Mr. Bailey has served on the Advisory Board of the University of Georgia Trucking Profitability Strategies Conference.

         Gail B. Cooper, age 46, has been the Secretary of the Company since December 1969, and served as a Director of the Company from December 1969 until March 1994. Ms. Cooper received a B.S. in business administration from Troy State University. She has served the Company in numerous administrative and accounting positions since joining the Company full-time in June 1972. Ms. Cooper is the daughter of Mr. Boyd and the sister of Ms. Tibbs.

         Ginger B. Tibbs, age 43, has been the Treasurer of the Company since December 1979, and served as a Director from December 1978 until March 1994. Ms. Tibbs is primarily responsible for collection of the Company's accounts receivable and has served as Credit Manager since September 1980. Ms. Tibbs received a degree in elementary education from Auburn University. She is the daughter of Mr. Boyd and the sister of Ms. Cooper.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

         The Common Stock of the Company is listed on the Nasdaq National Market under the symbol "BOYD." As of March 15, 1997, the Common Stock was held by approximately 80 holders of record. The table below sets forth the reported high and low sales price per share for the Common Stock as reported by the Nasdaq National Market for each fiscal quarter during 1996.

                                                                              Price Range
                                                                     ---------------------------
                  1996                                                 High           Low
                  ----                                               ---------------------------
                  First Quarter .................................    $ 8 1/2         $7
                  Second Quarter ................................      9              7
                  Third Quarter .................................      9 1/2          7 1/2
                  Fourth Quarter ................................      9 1/4          7


                                                                              Price Range
                                                                     ---------------------------
                  1995                                                 High           Low
                  ----                                               ---------------------------
                  First Quarter .................................    $12 1/4         $9 1/2
                  Second Quarter (since May 10, 1994) ...........     12 1/4          8 1/2(1/8)
                  Third Quarter .................................     10              8
                  Fourth Quarter ................................      9 1/2          6


         The Company currently anticipates that all of its earnings will be retained for development of the Company's business, and does not anticipate paying any cash dividends in the foreseeable future. Furthermore, certain of the Company's financing arrangements contain covenants that may restrict the payment of cash dividends for the foreseeable future. Future cash dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, and other factors as the Board of Directors may deem relevant.

ITEM 6. Selected Financial Data

         The information required by this item is incorporated by reference from the information under the caption "Selected Financial Data" in the Company's Annual Report to Stockholders for the year ended December 31, 1996.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required by this item is incorporated by reference from the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Stockholders for the year ended December 31, 1996.

ITEM 8. Financial Statements and Supplementary Data

         The information required by this item is incorporated by reference from the Financial Statements contained in the Company's Annual Report to Stockholders for the year ended December 31, 1996.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

         With the exception of information relating to the executive officers of the Company, which is provided in Part I hereof, all information required by
Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company's definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders, which is scheduled to be filed on or before April 30, 1997.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Exhibits, Financial Statements and Schedules.

         1. Financial Statements. The following financial statements for the Company and Independent Auditors' Report are incorporated by reference from the Company's Annual Report to Stockholders for the year ended December 31, 1996:

            Independent Auditors' Report
            Balance Sheets at December 31, 1996 and 1995
            Statements of Operations for the years ended December 31, 1996, 1995 and 1994
            Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994
            Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994
            Notes to Financial Statements

         2. Financial Statement Schedules. None.


         Financial Statement Schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or notes thereto.

         3. Exhibits required by Item 601 of Regulation S-K.

         The following exhibits are included in this Form 10-K:

               EXHIBIT
                 NO.       DESCRIPTION

                 13 Those portions of the Company's Annual Report to Stockholders for the year ended December 31, 1996 that are specifically incorporated herein by reference.

                 23        Consent of Deloitte & Touche LLP

                 27        Financial Data Schedule

         The following exhibits are incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-76756), declared effective on May 9, 1994:

EXHIBIT
   NO.            DESCRIPTION

  3.1             Certificate of Incorporation of the Company

  3.2             By-laws of the Company

 10.1*            Boyd Bros. Transportation Inc. 1994 Stock Option Plan

 10.2*            Form of the Company's Nonstatutory Stock Option Agreement

 10.3* Form of the Company's Nonstatutory Stock Option Agreement for Nonemployee Directors

 10.4*            Description of Senior Management Bonus Plan

 10.5*            Description of Key Employee Bonus Program

 10.11 Master Note for Business and Commercial Loans dated July 22, 1992 providing for a $1,500,000 line of credit from AmSouth Bank N.A. to the Company

 10.12 Note for Business and Commercial Loans dated November 1, 1992 by the Company in favor of AmSouth Bank N.A. in the principal amount of $5,317,120.95

 10.13 Note for Business and Commercial Loans dated August 2, 1993 by the Company in favor of AmSouth Bank N.A. in the principal amount of $5,122,702.70

 10.14 Security Agreement for Tangible Personal Property dated February 15, 1994 by the Company in favor of AmSouth Bank N.A.

 10.15 Note for Business and Commercial Loans dated February 15, 1994 for a $5,000,000 non-revolving draw note by the Company in favor of AmSouth Bank N.A.

 10.22 Modification of the Continuation of Credit and Security Agreement and Loan Modification Agreement dated March 4, 1994 by and between the Company and Compass Bank

 10.26 Credit and Security Agreement dated February 1, 1994 by and between the Company and Compass Bank

 10.27 Security Agreement dated February 1994 by the Company in favor of Compass Bank

 10.31 OMNITRACS Contract dated February 1, 1990 by and between the Company and QUALCOMM, Inc.

 10.33 Stock Option Exercise and Cancellation Agreement dated as of March 22, 1994 by and between the Company and Donald G. Johnston

 10.34 Indemnification Agreement dated as of March 22, 1994 by and between the Company and Donald G. Johnston

 10.35 Form of Tax Indemnification Agreement by and between the Company and certain stockholders of the Company

 10.37 Credit Agreement dated April 1, 1994 by and between the Company and AmSouth Bank N.A.

 10.38 Trucking Contract dated May 2, 1988 by and between the Company and USG Interiors, Inc.

----------------------
* Identifies each exhibit that is a "management contract or compensatory plan or arrangement" required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BOYD BROS. TRANSPORTATION INC.

                                        By: /s/ DONALD G. JOHNSTON
                                           -------------------------------------
                                           Donald G. Johnston
                                           President and Chief Executive
Officer


Date:  March 20, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         SIGNATURES                           TITLE                          DATE
         ----------                           -----                          ----
 /s/ DONALD G. JOHNSTON             President, Chief Executive          March 20, 1997
------------------------------      Officer and Director (Principal
     Donald G. Johnston             Executive Officer)

 /s/ RICHARD C. BAILEY              Chief Financial Officer and         March 20, 1997
------------------------------      Director (Principal Financial
         Richard C. Bailey          and Accounting Officer)

 /s/ DEMPSEY BOYD                   Chairman and Director               March 20, 1997
------------------------------
         Dempsey Boyd

 /s/ GLYN E. NEWTON                 Director                            March 24, 1997
------------------------------
         Glyn E. Newton

 /s/ W. WYATT SHORTER               Director                            March 24, 1997
------------------------------
         W. Wyatt Shorter

 /s/ PAUL G. TAYLOR                 Director                            March 20, 1997
------------------------------
         Paul G. Taylor

 /s/ BOYD WHIGHAM                   Director                            March 20, 1997
------------------------------
         Boyd Whigham

                                Exhibit Index

Exhibit                                                              Sequential
  No.                           Description                           Page No.
-------                         -----------                          ----------
  13         Those portions of the Company's Annual Report to
             Stockholders for the year ended December 31, 1996
             that are specifically incorporated herein by
             reference . . . . . . . . . . . . . . . . . . . . . .

  23         Consent of Deloitte & Touche LLP  . . . . . . . . . .

  27         Financial Data Schedule (for SEC use only)  . . . . .