Form 10-Q
period 1997-03-31
BOYD BROS TRANSPORTATION INC
filed 1997-05-13
CIK 920907

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)
   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                               ---------------------
to
   -------------------

Commission File Number                      0-23948
                        ------------------------------------------------------

                         BOYD BROS. TRANSPORTATION INC.
             (Exact name of Registrant as specified in its charter)

              Delaware                                      63-6006515
   (State or other jurisdiction of                (IRS Employer Identification
    incorporation or organization)                            Number)

                     3275 Highway 30, Clayton, Alabama 36016
                     ---------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1997.

      Common Stock, $.001 Par Value                          3,700,688
      -----------------------------                          ---------
                 (Class)                                 (Number of Shares)

                                      INDEX


                                                                     Page Number
Part I.  Financial Information (Unaudited)

         Item 1.  Condensed Financial Statements

                  Condensed Balance Sheets
                  March 31, 1997 and December 31, 1996                         3

                  Condensed Statements of Operations
                           Three-month period ended March 31, 1997 and 1996    5

                  Condensed Statements of Cash Flows
                           Three-month period ended March 31, 1997 and 1996    6

                  Notes to Condensed Financial Statements                      7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          8

Part II. Other Information                                                     9

         Signatures                                                            9

                         BOYD BROS. TRANSPORTATION INC.

                            CONDENSED BALANCE SHEETS

                                                             MARCH 31,     DECEMBER 31,
                                                               1997           1996
                                                               ----           ----
                                                           (UNAUDITED)
ASSETS

CURRENT ASSETS:
              Cash and cash equivalents                    $ 1,302,182     $ 3,593,206
              Marketable securities                            100,000         100,000
              Notes and accounts receivable (less
                allowance for doubtful accounts of
                $125,108)                                    6,642,732       5,541,471
              Refundable income taxes                          632,023         274,876
              Other                                            127,715         579,573
              Inventories                                      201,555         230,920
              Prepaid tire expense                             499,707         711,208
              Other prepaid expenses                         1,539,740         761,324
              Deferred income tax                              551,623         530,623
                                                           -----------     -----------

                           Total current assets             11,597,277      12,323,201
                                                           -----------     -----------

PROPERTY AND EQUIPMENT:
              Land and land improvements                     1,082,510       1,082,510
              Buildings                                      3,240,496       3,240,496
              Revenue equipment                             51,405,595      51,513,665
              Other equipment                                8,438,849       8,111,012
              Leasehold improvements                           426,185         406,577
                                                           -----------     -----------

                           Total                            64,593,635      64,354,260
              Less accumulated depreciation and
                   amortization                             21,975,939      19,761,532
                                                           -----------     -----------

                           Property and equipment, net      42,617,696      44,592,728
                                                           -----------     -----------

OTHER ASSETS                                                   113,648         346,050
                                                           -----------     -----------

TOTAL                                                      $54,328,621     $57,261,979
                                                           ===========     ===========

See notes to condensed financial statements.

                          BOYD BROS TRANSPORTATION INC.

                            CONDENSED BALANCE SHEETS

                                                            MARCH 31,     DECEMBER 31,
                                                              1997            1996
                                                              ----            ----
                                                           (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
              Current maturities of long-term debt         $ 4,179,158     $ 4,625,204
              Accounts payable - trade and interline         1,348,777       2,122,561
              Accrued liabilities:
                 Self-insurance claims                       2,079,358       2,203,999
                 Salaries and wages                            769,507         465,665
                 Other                                         625,987         411,206
                                                           -----------     -----------

                           Total current liabilities         9,002,787       9,828,635

LONG-TERM DEBT                                              12,781,235      15,197,840

DEFERRED INCOME TAXES                                        8,386,759       8,347,757
                                                           -----------     -----------
                           Total liabilities                30,170,781      33,374,232
                                                           -----------     -----------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
              Preferred stock, $.001 par value - 1,000,000
                  shares authorized; no shares issued and
                  outstanding
              Common stock, $.001 par value - 10,000,000
                  shares authorized; 3,700,688
                  shares issued and
                  outstanding                                    3,701           3,701
              Additional paid-in capital                    13,780,616      13,780,616
              Retained earnings                             10,373,523      10,103,430
                                                           -----------     -----------

                           Total stockholders' equity       24,157,840      23,887,747
                                                           -----------     -----------

TOTAL                                                      $54,328,621     $57,261,979
                                                           ===========     ===========

See notes to condensed financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                             QUARTER ENDED MARCH 31,
                                                              1997             1996
                                                              ----             ----
                                                                   (UNAUDITED)
OPERATING REVENUES                                         $17,196,909     $14,929,086

OPERATING EXPENSES:
   Salaries, wages and employee benefits                     7,528,459       6,771,968
   Fuel                                                      2,732,408       2,554,371
   Operating supplies                                        2,188,312       1,971,901
   Taxes and licenses                                          466,570         612,141
   Insurance and claims                                        863,706       1,069,920
   Communications and utilities                                306,787         272,517
   Depreciation and amortization                             2,172,095       1,958,437
   Gain on disposition of property
       and equipment, net                                       50,000        (334,970)

   Other                                                       143,310         153,879
                                                           -----------     -----------
              Total operating expenses                      16,451,647      15,030,164
                                                           -----------     -----------

OPERATING INCOME                                               745,259        (101,078)

OTHER (INCOME) EXPENSES:
   Interest income                                             (19,779)        (24,854)
   Interest expense                                            314,925         268,119
                                                           -----------     -----------
              Other expenses, net                              295,146         243,265
                                                           -----------     -----------

INCOME BEFORE PROVISION FOR
INCOME TAXES                                                   450,113        (344,343)

PROVISION FOR INCOME TAXES                                     180,025        (110,207)
                                                           -----------     -----------

NET INCOME                                                 $   270,088     $  (234,136)
                                                           ===========     ===========
NET INCOME PER SHARE                                       $     0.073     $    (0.062)
                                                           ===========     ===========
WEIGHTED AVERAGE SHARES
OUTSTANDING                                                  3,700,888       3,763,368


See notes to condensed financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                  QUARTER ENDED MARCH 31,
                                                                                   1997            1996
                                                                                   ----            ----
                                                                                        (UNAUDITED)
OPERATING ACTIVITIES:

              Net income                                                       $   270,088     $  (234,136)
              Adjustments to reconcile net income
                   to net cash provided by operating activities:
                   Depreciation and amortization                                 2,172,095       1,958,437
                   Gain on disposal of property and
                    equipment, net                                                  50,000        (334,970)
                   Provision for deferred income taxes                             180,025        (110,207)
              Changes in assets and liabilities provided (used) cash:
                   Notes and accounts receivable                                (1,101,261)       (398,912)
                   Other assets                                                   (210,435)        (98,262)
                   Accounts payable trade and interline                           (773,784)       (157,904)
                   Accrued liabilities                                             393,982        (417,994)
                   Deferred income taxes                                          (162,023)        (46,003)
                                                                               -----------     -----------


                                                                                   818,687         160,049
                                                                               -----------     -----------

INVESTING ACTIVITIES:
              Capital expenditures                                                (255,810)     (6,669,593)
              Proceeds from disposals of property and equipment                      8,750       1,471,800
                                                                               -----------     -----------

                                                                                  (247,060)     (5,197,793)
                                                                               -----------     -----------

FINANCING ACTIVITIES:
              Proceeds from long-term debt                                            --         6,026,499
              Principal payments on long-term debt                              (2,862,651)     (1,592,404)
              Repurchase of common stock                                              --          (617,336)
                                                                               -----------     -----------


                                                                                (2,862,651)      3,816,759
                                                                               -----------     -----------

NET  DECREASE IN CASH AND
    CASH EQUIVALENTS                                                            (2,291,024)     (1,220,985)
CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                                          3,593,206       1,481,910
                                                                               -----------     -----------

BALANCE AT END OF PERIOD                                                       $ 1,302,182     $   260,925
                                                                               ===========     ===========

See notes to condensed financial statements.

BOYD BROS. TRANSPORTATION INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in compliance with Form 10-Q instructions and thus do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the condensed statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. The condensed statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Company's Form 10-K for the year ended December 31, 1996. The results of operations for interim periods presented are not necessarily indicative of the operating results for an entire year.

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


3.  CAPITAL TRANSACTIONS

During the first quarter of 1996 the Company repurchased 82,300 shares of its own stock for $617,250. None were repurchased during the first quarter of 1997. During 1996 the Company repurchased an aggregate of 122,300 shares for $928,590. A total of 150,000 shares were authorized for repurchase under the repurchase program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Operating revenues increased 15.19% for the three-month period ended March 31, 1997 compared to the same period in 1996 due to increased demand for the Company's services and higher rates. The Company continued to focus on increasing its fleet size to meet the anticipated demands of new and existing customers, ending the first three months of 1997 with 574 tractors compared with 522 tractors as of March 31, 1996. Additionally, revenue per truck increased due to better utilization and reduced deadhead.

Total operating expenses increased 9.46% during the first three months of 1997 compared to the first three months of 1996, a slower rate of increase than revenue due to reduced deadhead and continued improvements in cost controls. Operating supply expense increased 10.97% or $216,411 during the first three months of 1997 compared to the first three months of 1996. While operating supply expense increased at a slower rate than revenue, the net addition of 52 tractors since the first three months of 1996 contributed to the increase in maintenance expense which is a large component of operating supply expense. Salaries, wages, and benefits were up 11.17% due to an increase in the number of drivers and higher job injury costs. Fuel expense increased 6.97% for the three month period ended March 31, 1997 vs. 1996. Improved miles per gallon caused fuel costs to increase at a slower rate than revenue increased. Taxes and license expense decreased 23.78% due to the timing of permit and tag purchases. Depreciation and amortization expense increased 10.91% due to the addition of new trucks. Insurance and claims were down 19.27% due to a decrease in insurance expense. The operating ratio for the third quarter of 1997 was 95.7% compared with 100.7% for the first quarter of 1996. For the three-month period ended March 31, 1997 vs. 1996 interest expense was up 21.33% due primarily to increased debt to fund the acquisition of additional tractors. Gain on sale of equipment decreased from a gain of $334,970 during the first quarter of 1996 to a loss of $50,000 in 1997. There were no trucks sold during the first quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities was $818,687 during the first three months of 1997, compared to $160,049 during the first three months of 1996. The Company had a working capital surplus of $2,594,490 at March
31, 1997.

Management anticipates increasing the Company's fleet in 1997 by an aggregate of 48 tractors net of replacements, at an anticipated cost of approximately $3.6 million. During the first three months of 1997, the Company purchased approximately $255,000 of replacement tractors and trailers, all of which $255,000 was financed with various lenders. Management expects to continue financing such equipment purchases through equipment financing arrangements with various lenders. Historically, the Company has relied on cash generated from operations to fund its working capital requirements. However, the Company has a line of credit with AmSouth Bank permitting short-term borrowings of up to $1.5 million at prime less .125%. At March 31, 1997 the Company had no outstanding borrowings on its line of credit. Management believes that the line of credit, borrowing facilities and cash flow from operations are sufficient to meet its financing needs.

PART II. OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

               10.33 OMNITRACS contract dated February 5, 1997, by and between the Company and QUALCOMM, Inc.

               11       Computation of earnings per share on page 5

               27       Financial data schedule (for SEC use only)

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1997.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                     Boyd Bros. Transportation Inc.
                                              (Registrant)



Date:   May 13, 1997                  /s/ Richard C. Bailey
                                      ------------------------------------------
                                      Richard C. Bailey, Chief Financial Officer
                                               (Principal Accounting Officer)