Form 10-Q/A
period 1997-03-31
BOYD BROS TRANSPORTATION INC
filed 1997-08-05
CIK 920907

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

               *11      Computation of earnings per share on page 5

               *27      Financial data schedule (for SEC use only)

               *  Previously Filed

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1997.


Confidential Information contained in Exhibit 10.33 has been deleted and filed separately with the Commission pursuant to an Application for Confidential Treatment.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                     Boyd Bros. Transportation Inc.
                                              (Registrant)



Date:   August 5, 1997                /s/ Richard C. Bailey
                                      ------------------------------------------
                                      Richard C. Bailey, Chief Financial Officer
                                               (Principal Accounting Officer)