Form 10-Q
period 1997-06-30
BOYD BROS TRANSPORTATION INC
filed 1997-08-11
CIK 920907

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)
   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                                                 -------------
                                       OR

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1997.

     Common Stock, $.001 Par Value                              3,700,688
     -----------------------------                              ---------
                (Class)                                    (Number of Shares)

                                      INDEX


                                                                               Page Number
Part I.  Financial Information (Unaudited)

                  Condensed Balance Sheets
                           June 30, 1997 and December 31, 1996                           3

                  Condensed Statements of Operations
                           Three- and six-month periods ended June 30, 1997 and 1996     5

                  Condensed Statements of Cash Flows
                           Six-month period ended June 30, 1997 and 1996                 6

                  Notes to Condensed Financial Statements                                7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                    8

Part II. Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders                   10

         Item 6.  Exhibits and Reports on Form 8-K                                      10

         Signatures                                                                     11

                         BOYD BROS. TRANSPORTATION INC.

                            CONDENSED BALANCE SHEETS

                                                  JUNE 30,        DECEMBER 31,
                                                    1997              1996
                                                 -----------      -----------
                                                 (UNAUDITED)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                   $ 2,162,595      $ 3,593,206
     Marketable securities                              --            100,000
     Notes and accounts receivable
     Trade and interline                           7,286,417        5,541,471
     Refundable income taxes                            --            274,876
     Other                                           905,414          579,573
     Inventories                                     209,840          230,920
     Prepaid tire expense                            509,707          711,208
     Other prepaid expenses                        1,575,376          761,324
     Deferred income tax                             549,776          530,623
                                                 -----------      -----------

        Total current assets                      13,199,125       12,323,201
                                                 -----------      -----------

PROPERTY AND EQUIPMENT:
     Land and land improvements                    1,082,510        1,082,510
     Buildings                                     3,240,496        3,240,496
     Revenue equipment                            54,300,903       51,513,665
     Other equipment                               8,335,989        8,111,012
     Leasehold improvements                          426,185          406,577
                                                 -----------      -----------

        Total                                     67,386,083       64,354,260
     Less accumulated depreciation and
            amortization                          21,324,895       19,761,532
                                                 -----------      -----------

        Property and equipment, net               46,061,188       44,592,728
                                                 -----------      -----------

OTHER ASSETS                                         161,636          346,050
                                                 -----------      -----------

TOTAL                                            $59,421,949      $57,261,979
                                                 ===========      ===========


See notes to condensed financial statements.

                          BOYD BROS TRANSPORTATION INC.

                            CONDENSED BALANCE SHEETS

                                                                  JUNE 30,        DECEMBER 31,
                                                                    1997              1996
                                                                 -----------      -----------
                                                                 (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt                        $ 4,954,941      $ 4,625,204
     Accounts payable - trade and interline                        1,089,320        2,122,561
     Accrued liabilities:
        Self-insurance claims                                      2,364,061        2,203,999
        Salaries and wages                                         1,120,974          465,665
        Other                                                        719,811          411,206
                                                                 -----------      -----------

        Total current liabilities                                 10,249,107        9,828,635

LONG-TERM DEBT                                                    16,012,119       15,197,840

DEFERRED INCOME TAXES                                              8,329,908        8,347,757
                                                                 -----------      -----------
        Total liabilities                                         34,591,134       33,374,232
                                                                 -----------      -----------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value - 1,000,000
        shares authorized; no shares issued and
        outstanding
     Common stock, $.001 par value - 10,000,000 shares
        authorized; 3,700,688 shares issued and outstanding            3,701            3,701
     Additional paid-in capital                                   13,780,616       13,780,616
     Retained earnings                                            11,046,498       10,103,430
                                                                 -----------      -----------
        Total stockholders' equity                                24,830,815       23,887,747
                                                                 -----------      -----------

TOTAL                                                            $59,421,949      $57,261,979
                                                                 ===========      ===========


See notes to condensed financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                               THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                              -----------------------------     -----------------------------
                                                 1997             1996              1997             1996
                                              ------------     ------------     ------------     ------------
                                                       (UNAUDITED)                       (UNAUDITED)
OPERATING REVENUES                            $ 19,303,013     $ 16,349,678     $ 36,499,919     $ 31,278,763

OPERATING EXPENSES:
     Salaries, wages and employee benefits       8,613,211        7,235,860       16,141,671       14,007,762
     Fuel                                        2,870,959        2,597,275        5,603,368             --
     Operating supplies                          2,236,107        2,316,146        4,424,419        9,439,265
     Taxes and licenses                            598,374          498,027        1,064,944        1,110,169
     Insurance and claims                          841,917          820,416        1,705,623        1,890,336
     Communications and utilities                  306,626          295,224          613,413          567,741
     Depreciation and amortization               2,340,852        2,030,619        4,512,947        3,989,056
     Gain on disposition of property
        and equipment, net                         (92,981)        (470,927)         (42,981)        (808,317)
     Other                                         103,894          137,020          247,203          290,901
                                              ------------     ------------     ------------     ------------
        Total operating expenses                17,818,959       15,459,660       34,270,607       30,486,913
                                              ------------     ------------     ------------     ------------

OPERATING INCOME                                 1,484,054          890,018        2,229,312          791,850

OTHER (INCOME) EXPENSES:
     Interest income                               (28,217)         (21,899)         (47,997)         (46,753)
     Interest expense                              328,456          354,469          643,381          625,008
                                              ------------     ------------     ------------     ------------
        Other expenses, net                        300,239          332,570          595,384          578,255
                                              ------------     ------------     ------------     ------------

INCOME BEFORE PROVISION
     FOR INCOME TAXES                            1,183,815          557,448        1,633,928          213,595

PROVISION FOR INCOME TAXES                         510,840          250,415          690,865          140,208
                                              ------------     ------------     ------------     ------------

NET INCOME                                    $    672,975     $    307,033     $    943,063     $     73,387
                                              ============     ============     ============     ============

NET INCOME PER SHARE                          $       0.18     $       0.08     $       0.26     $       0.02
                                              ============     ============     ============     ============

WEIGHTED AVERAGE SHARES
     OUTSTANDING                                 3,700,688        3,728,050        3,700,688        3,744,773


See notes to condensed financial statements.
--------------------------------------------------------------------------------

                         BOYD BROS. TRANSPORTATION INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                -----------------------------
                                                                    1997              1996
                                                                ------------     ------------
OPERATING ACTIVITIES:
     Net income                                                 $    943,063     $     73,387
     Adjustments to reconcile net income
        to net cash provided by operating activities:
        Depreciation and amortization                              4,512,947        3,989,056
        Gain on disposal of property and
            equipment, net                                           (42,981)        (808,317)
        Provision for deferred income taxes                          690,865          140,208
     Changes in assets and liabilities provided (used) cash:
        Marketable securities                                        100,000             --
        Notes and accounts receivable                             (1,795,911)        (735,340)
        Other assets                                                (407,057)      (1,224,235)
        Accounts payable trade and interline                      (1,033,241)         782,580
        Accrued liabilities                                        1,123,976          (61,110)
        Deferred income taxes                                       (727,867)         (57,683)
                                                                ------------     ------------
                                                                   3,363,794        2,098,546
                                                                ------------     ------------

INVESTING ACTIVITIES:
     Capital expenditures                                         (7,620,459)     (16,724,988)
     Proceeds from disposals of property and equipment             1,682,033        6,330,706
                                                                ------------     ------------
                                                                  (5,938,426)     (10,394,282)
                                                                ------------     ------------

FINANCING ACTIVITIES:
     Proceeds from long-term debt                                  8,285,130       11,850,906
     Principal payments on long-term debt                         (7,141,109)      (3,749,740)
     Repurchase of common stock                                         --           (804,750)
                                                                ------------     ------------
                                                                   1,144,021        7,296,416
                                                                ------------     ------------

NET  DECREASE IN CASH AND
     CASH EQUIVALENTS                                             (1,430,611)        (999,320)
CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                           3,593,206        1,481,910
                                                                ------------     ------------

BALANCE AT END OF PERIOD                                        $  2,162,595     $    482,590
                                                                ============     ============


See notes to condensed financial statements.
--------------------------------------------------------------------------------

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

3.  CAPITAL TRANSACTIONS

In January 1996, the Company's Board of Directors authorized the repurchase of up to 150,000 shares of common stock. During the first quarter of 1996, the Company repurchased 82,300 shares for $617,250. Through the first half of 1996, the Company repurchased a total of 122,300 shares for $928,590. No shares were repurchased during the first six months of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Operating revenues increased 18.06% for the three-month period ended June 30, 1997, compared with the same period in 1996 due to increased demand for the Company's services and higher rates. The Company continued to focus on increasing its fleet size to meet the anticipated demands of new and existing customers, ending the first six months of 1997 with 592 tractors compared with 522 tractors as of June 30, 1996. Additionally, revenue per truck increased due to better utilization and reduced deadhead.

Total operating expenses increased 15.26% during the three-month period ended June 30, 1997 compared with the three-month period ended June 30, 1996, a slower rate of increase than revenue. Operating supplies expense decreased 3.46% or $80,039 during the three-month period ended June 30, 1997 compared with the three months ended June 30, 1996, attributable to a reduction in maintenance costs. For the three-month period ended June 30, 1997, salaries, wages, and benefits were 19.04% higher than in the corresponding period last year due to an increase in the number of drivers and higher job injury costs. Additionally, bonus expense was up due to significant improvements in profitability. Fuel expense increased 10.54% for the three-month period ended June 30, 1997 versus 1996. Decreasing diesel prices caused fuel costs to increase slower than revenue increases. Taxes and license expense increased 20.15% due to the timing of permit and tag purchases for the three-month period ended June 30, 1997 versus 1996. Depreciation and amortization expense increased 15.28% due to the addition of new trucks. Insurance and claims were up only 2.62% for the three-month period ended June 30, 1997 versus 1996. Lower safety costs caused a slower increase in insurance and claims expense compared with revenue increases. The operating ratio for the second quarter of 1997 was 92.3% compared with 94.6% for the second quarter of 1996. For the three-month period ended June 30, 1997 versus 1996, interest expense was down 7.3% due primarily to decreased debt. Gain on sale of equipment decreased from a gain of $470,927 during the second quarter of 1996 to a gain of $92,981 in 1997 as a fewer number of trucks were sold during the second quarter of 1997 than in the second quarter of 1996. Additionally, the trade packages were not as profitable as previous quarters.

Operating expenses increased 12.41% during the six-month period ended June 30, 1997 compared with the same period in 1996. Salaries and wages increased 15.23% due to increase driver wages and workers' compensation costs. Fuel expense increased 8.78% for the six-month period ended June 30, 1997 versus 1996. Fuel costs increased at a slower rate than revenue due to decreasing diesel prices. For the first six months ended June 30, 1997 versus 1996, operating supplies increased only 3.18%, a much slower rate than revenue growth. Maintenance expenses were down compared with last year, causing the rate of increase in operating supplies to be lower than revenue growth. Tax and license expense decreased 4.07% due to credits received from states. Depreciation and amortization expense increased 13.13% due to the addition of new trucks. Insurance and claims were down 9.77% compared with the same period in 1996. Improved safety and lower accident claims contributed to the improvement. Gain on sale of equipment decreased from $808,317 during the first six months of 1996 to $42,981 in 1997 as the Company traded fewer tractors than the previous year. The operating ratio for the first six months of 1997 was 93.9% compared with 97.5% for the same period of 1996. For the six-month period ended June 30, 1997 versus 1996, interest expense was up 2.96% due primarily to higher interest rates.


LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities was $3,363,794 during the first six months of 1997, compared with $2,098,546 during the first six months of 1996. The Company had a working capital surplus of $2,950,018 at June 30, 1997.

Management anticipates increasing the Company's fleet in 1997 by an aggregate of 48 tractors net of replacements, at an anticipated cost of approximately $3.6 million. During the first six months of 1997, the Company purchased approximately $6,261,500 of replacement tractors and trailers, of which $7,600,000 was financed with various lenders. As of June 30, 1997, the Company has added 18 net tractors. Management expects to continue financing such equipment purchases through equipment financing arrangements with various lenders. Historically, the Company has relied on cash generated from operations to fund its working capital requirements. However, the Company has a line of credit with AmSouth Bank permitting short-term borrowings of up to $1.5 million at prime less .125%. At June 30, 1997, the Company had no outstanding borrowings on its line of credit. Management believes that the line of credit, borrowing facilities and cash flow from operations are sufficient to meet its financing needs.

PART II. Other Information.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 27, 1997, the Company held its 1997 annual meeting of stockholders. A total of 3,622,074 shares, or 97.9% of the Company's outstanding shares, were represented at the meeting either in person or by proxy.

Three directors were nominated by the Company's Board of Directors to serve new three-year terms expiring in 2000 and one director was nominated to hold office for a two-year term expiring in 1999. These nominees, and the voting results for each, are listed below:


                                Term Expires            For          Withheld
                                ------------            ---          --------
Stephen J. Silverman                1999             3,618,124         3,950
Donald G. Johnston                  2000             3,619,924         2,150
Glyn E. Newton                      2000             3,618,924         2,150
W.    Wyatt Shorter                 2000             3,619,924         2,150

Incumbent directors not standing for election at the 1997 annual meeting of stockholders and whose terms continued after the meeting were:


                                Term Expires
                                ------------
Dempsey Boyd                        1998
Boyd Whigham                        1998
Richard C. Bailey                   1999
Paul G. Taylor                      1999

Also at the meeting, stockholders considered and voted on three additional items of business:

Stockholders ratified an amendment to the Company's 1994 Stock Option Plan, removing the requirement regarding the maximum number of shares that may be issued and sold under the Plan to any one employee. A total of 3,291,081 shares were voted in favor of this proposal, 324,100 shares were voted against, and 1,800 shares abstained.

Stockholders approved a plan of Internal Restructuring whereby the Board of Directors is authorized to (a) cause the formation of a wholly owned Alabama subsidiary and (b) effect the transfer of all, substantially all or any portion of the assets and liabilities of the Company to such subsidiary in exchange for stock of the subsidiary. A total of 3,382,995 shares were voted in favor of this proposal, 116,800 shares were voted against, and 1,900 shares abstained.

Stockholders ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors for the year ending December 31, 1997. A total of 3,621,524 shares were voted in favor of this proposal, no shares were voted against, and 540 shares abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

                  27       Financial data schedule (for SEC use only)

         (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                           Boyd Bros. Transportation Inc.
                                                    (Registrant)


Date:  August 11, 1997                          /s/ Richard C. Bailey
                                      ------------------------------------------
                                      Richard C. Bailey, Chief Financial Officer
                                              (Principal Accounting Officer)