Form 10-Q
period 1997-09-30
BOYD BROS TRANSPORTATION INC
filed 1997-11-07
CIK 920907

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                                               ------------------

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                              -------------------

to
   ----------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 4, 1997.

  Common Stock, $.001 Par Value                                3,700,688
  -----------------------------                                ---------
             (Class)                                      (Number of Shares)

                                      INDEX

                                                                                                      Page Number
Part I.  Financial Information (Unaudited)

         Item 1.  Condensed Financial Statements

                  Condensed Balance Sheets
                           September 30, 1997 and December 31, 1996                                          3

                  Condensed Statements of Operations
                           Three- and nine-month periods ended September 30, 1997 and 1996                   5

                  Condensed Statements of Cash Flows
                           Nine-month period ended September 30, 1997 and 1996                               6

                  Notes to Condensed Financial Statements                                                    7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                        8

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K                                                          10

         Signatures                                                                                         10

                         BOYD BROS. TRANSPORTATION INC.

                            CONDENSED BALANCE SHEETS

                                                                    September 30,   December 31,
                                                                         1997           1996
                                                                    -------------   ------------
                                                                     (unaudited)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                       $ 2,638,299    $ 3,593,206
     Marketable securities                                                     0        100,000
     Notes and accounts receivable
     Trade and interline                                               7,621,869      5,541,471
     Refundable income taxes                                                   0        579,573
     Accounts receivable - lease purchase                                519,251
     Other                                                               869,424        274,876
     Inventories                                                         274,749        230,920
     Prepaid tire expense                                                573,465        711,208
     Other prepaid expenses                                            1,412,077        761,324
     Deferred income tax                                                 549,776        551,623
                                                                     -----------    -----------

         Total current assets                                         14,458,910     12,344,201
                                                                     -----------    -----------

PROPERTY AND EQUIPMENT:
     Land and land improvements                                        1,082,510      1,082,510
     Buildings                                                         3,229,613      3,240,496
     Revenue equipment                                                54,925,609     51,513,665
     Other equipment                                                   8,477,826      8,111,012
     Leasehold improvements                                              426,185        406,577
                                                                     -----------    -----------

         Total                                                        68,141,743     64,354,260
     Less accumulated depreciation and
         amortization                                                 21,476,851     19,761,532
                                                                     -----------    -----------

         Property and equipment, net                                  46,664,892     44,592,728
                                                                     -----------    -----------

OTHER ASSETS                                                             161,636        346,050
                                                                     -----------    -----------

TOTAL                                                                $61,285,438    $57,282,979
                                                                     ===========    ===========


See notes to condensed financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                            CONDENSED BALANCE SHEETS

                                                                     September 30,  December 31,
                                                                         1997           1996
                                                                     -------------  ------------
                                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt                            $ 4,912,264    $ 4,625,204
     Accounts payable - trade and interline                            2,784,524      2,122,561
     Accrued liabilities:
         Self-insurance claims                                         2,392,814      2,203,999
         Salaries and wages                                              999,449        465,665
         Other                                                           467,174        411,206
                                                                     -----------    -----------

         Total  current liabilities                                   11,556,225      9,828,635

LONG-TERM DEBT                                                        15,366,699     15,197,840

DEFERRED INCOME TAXES                                                  8,745,454      8,368,757
                                                                     -----------    -----------
         Total liabilities                                            35,668,378     33,395,232
                                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value - 1,000,000
         shares authorized; no shares issued and
         outstanding
     Common stock, $.001 par value - 10,000,000
         shares authorized; 3,700,688
         shares issued and
         outstanding                                                       3,701          3,701
     Additional paid-in capital                                       13,780,616     13,780,616
     Retained earnings                                                11,832,743     10,103,430
                                                                     -----------    -----------

         Total stockholders' equity                                   25,617,060     23,887,747
                                                                     -----------    -----------

TOTAL                                                                $61,285,438    $57,282,979
                                                                     ===========    ===========


See notes to condensed financial statements.

                          BOYD BROS. TRANSPORTATION INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                   Three Months Ended                Nine Months Ended
                                                      September 30,                   September 30,
                                             ----------------------------    ----------------------------
                                                  1997            1996            1997            1996
                                             ----------------------------    ----------------------------
                                                      (unaudited)                      (unaudited)
OPERATING REVENUES                           $ 19,573,508    $ 17,528,798    $ 56,442,904    $ 48,807,561

OPERATING EXPENSES:
     Salaries, wages and employee benefits      8,021,629       7,397,758      24,163,300      21,405,410
     Fuel                                       2,808,239       2,737,145       8,781,072       7,888,791
     Operating supplies                         2,694,459       2,254,896       7,118,648       6,543,028
     Taxes and licenses                           596,281         608,275       1,661,226       1,718,443
     Insurance and claims                         923,768         704,320       2,629,391       2,594,655
     Communications and utilities                 330,572         303,380         943,985         871,121
     Depreciation and amortization              2,289,882       2,093,418       6,802,829       6,082,447
     Gain on disposition of property
         and equipment, net                      (174,936)         46,468        (218,144)       (761,849)
     Other                                         71,480         140,488         304,629         431,389
     Purchased transportation                     300,640               0         318,471               0
                                             ------------    ------------    ------------    ------------
         Total operating expenses              17,862,014      16,286,148      52,505,407      46,773,435
                                             ------------    ------------    ------------    ------------

OPERATING INCOME                                1,711,494       1,242,650       3,937,497       2,034,126

OTHER (INCOME) EXPENSES:
     Interest income                              (28,194)        (30,368)        (76,190)        (77,122)
     Interest on installments                     370,954         400,715       1,014,335       1,025,723
                                             ------------    ------------    ------------    ------------
         Other expenses, net                      342,760         370,347         938,145         948,601
                                             ------------    ------------    ------------    ------------

INCOME BEFORE PROVISION
     FOR INCOME TAXES                           1,368,734         872,303       2,999,352       1,085,525

PROVISION FOR INCOME TAXES                        579,170         365,000       1,270,035         505,183
                                             ------------    ------------    ------------    ------------

NET INCOME                                   $    789,564    $    507,303    $  1,729,317    $    580,342
                                             ============    ============    ============    ============

NET INCOME PER SHARE                         $      0.213    $      0.137    $      0.467    $      0.155
                                             ============    ============    ============    ============

WEIGHTED AVERAGE SHARES
     OUTSTANDING                                3,700,688       3,714,873       3,700,688       3,734,745


See notes to condensed financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                          Nine Months Ended
                                                                            September 30,
                                                                     --------------------------
                                                                         1997           1996
                                                                     ------------   -----------
                                                                             (Unaudited)

OPERATING ACTIVITIES:
     Net income                                                      $ 1,729,317    $   580,342
     Adjustments to reconcile net income:
         to net cash provided by operating activities:
         Depreciation and amortization                                 6,802,829      6,082,447
         Gain on disposal of property and
                    equipment, net                                      (218,144)      (761,849)
         Provision for deferred income taxes                           1,270,035        505,183
     Changes in assets and liabilities provided (used) cash:
         Marketable securities                                           100,000              0
         Notes and accounts receivable                                (3,000,165)       567,116
         Other assets                                                   (372,425)      (488,304)
         Accounts payable trade and interline                            661,963         67,308
         Accrued liabilities                                           1,164,108        204,105
         Deferred income taxes                                          (891,491)      (244,612)
                                                                     -----------    -----------
                                                                       7,246,027      6,511,736
                                                                     -----------    -----------

INVESTING ACTIVITIES:
     Capital expenditures                                            (12,389,506)   (19,947,839)
     Proceeds from disposals of property and equipment                 3,732,657      6,968,800
                                                                     -----------    -----------
                                                                      (8,656,849)   (12,979,039)
                                                                     -----------    -----------

FINANCING ACTIVITIES:
     Proceeds from long-term debt                                     12,411,109     16,823,364
     Principal payments on long-term debt                            (11,955,194)    (8,657,348)
     Repurchase of common stock                                                0       (928,500)
                                                                     -----------    -----------
                                                                         455,915      7,237,516
                                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                   (954,907)       770,213
CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                               3,593,206      1,481,910
                                                                     -----------    -----------

BALANCE AT END OF PERIOD                                             $ 2,638,299    $ 2,252,123
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


3.  CAPITAL TRANSACTIONS

In January 1996, the Company's Board of Directors authorized the repurchase of up to 150,000 shares of common stock. During the first quarter of 1996 the company repurchased 82,300 shares for $617,250. Through the first nine months of 1996 the company repurchased a total of 122,300 shares for $928,590. No shares were repurchased during the first nine months of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Operating revenues increased 11.66% For the three-month period ended September 30, 1997 compared to the same period in 1996 due to increased demand for the Company's services and higher rates. The Company continued to focus on increasing its fleet size to meet the anticipated demands of new and existing customers, ending the first nine months of 1997 with 594 tractors compared with 574 tractors as of September 30, 1996. Additionally, revenue per truck increased due to better utilization and reduced deadhead.

Total operating expenses increased 9.68% during the three-month period ended September 30, 1997 compared to the three months ended September 30, 1996, a slower rate of increase than revenue. Operating supplies expense increased 19.49% during the three-month period ended September 30, 1997 compared to the three months ended September 30, 1996. The increase was attributed to an increase in maintenance costs. For the three-month period ended September 30, 1997, salaries, wages, and benefits were 8.43% higher than in the corresponding period last year due to an increase in the number of drivers. Fuel expense increased only 2.6% for the three-month period ended September 30, 1997 versus 1996. Decreasing diesel prices caused fuel costs to increase slower than revenue for the quarter. Taxes and license expense decreased 1.97% for the three-month period ended September 30, 1997 versus 1996. Depreciation and amortization expense increased 9.38% due to the addition of new trucks. Insurance and claims were up 31.16% for the three-month period ended September 30, 1997 versus 1996 due to inferior safety performance and resulting increases in reserves. The operating ratio for the 3rd quarter of 1997 was 91.3% compared with 92.9% for the third quarter of 1996. For the three-month period ended September 30, 1997 versus 1996, interest expense was down 7.45% due primarily to decreased debt. Gain (loss) on sale of equipment increased from a loss of $46,468 during the third quarter of 1996 to a gain of $174,936 in 1997. More trailers were sold during the third quarter of 1997 than in the third quarter of 1996. Purchased transportation expenses were $300,640 during the third quarter of 1997 compared to no such expenses in 1996 since the owner-operator program was not in existence in 1996. Other expense for the third quarter of 1997 was down $69,008, or 49.1%. Environmental and professional fees were lower.

Operating revenues increased 15.64% during the nine month period ended September 30, 1997 compared with the same period in 1996. Operating expenses increased 12.25% during the nine-month period ended September 30, 1997 compared with the same period in 1996. Salaries and wages increased 12.88% due to increased driver wages. Fuel expense increased 11.31% for the nine-month period ended September 30, 1997 versus 1996. Fuel costs increased at a lower rate than revenue due to decreasing diesel prices. For the first nine months ended September 30, 1997 versus 1996, operating supplies increased 8.8%, a much slower rate than revenue growth. Maintenance expenses were down compared with last year, causing the rate of increase in operating supplies to be lower than revenue growth. Tax and license expenses decreased 3.33% due to credits received from states. Depreciation and amortization expense increased 11.84% due to the addition of new trucks. Insurance and claims were up only 1.34% compared with the same period in 1996. Improved safety and lower accident claims over the full nine-month period contributed to the improvement. Gain on sale of equipment decreased from $761,849 during the first nine months of 1996 to $218,144 in 1997 as the Company traded fewer tractors than the previous year. The operating ratio for the first nine months of 1997 was 93.02% compared with 95.83% for the same period of 1996. For the nine-month period ended September 30, 1997 versus 1996, interest expense was slightly lower, by 1.1%, due primarily to lower debt levels. Other expenses decreased 29.38% for the nine months ended September 30, 1997 compared to 1996. Lower uncollectible reserves contributed to the decrease.


LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities was $7,246,027 during the first nine months of 1997, compared to $6,511,736 during the first nine months of 1996. The Company had a working capital surplus of $2,902,685 at September 30, 1997.

During the first nine months of 1997, the Company purchased approximately $12,400,000 of replacement tractors and trailers, along with 19 additional tractors, of which $400,000 was financed with various lenders. Management expects to continue financing such equipment purchases through equipment financing arrangements with various lenders. Historically, the Company has relied on cash generated from operations to fund its working capital requirements. However, the Company has a line of credit with Amsouth Bank permitting short-term borrowings of up to $1.5 million at prime less .125%. At September 30, 1997 the Company had no outstanding borrowings on its line of credit. Management believes that the line of credit, borrowing facilities and cash flow from operations are sufficient to meet its financing needs.

Part II. Other Information.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  27       Financial data schedule (SEC USE ONLY)

         (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1997.





                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                             Boyd Bros. Transportation Inc.
                                                      (Registrant)



         Date:   November 7,  1997           /s/ Richard C. Bailey
                                             ---------------------

                                    Richard C. Bailey, Chief Financial Officer
                                            (Principal Accounting Officer)