Form 10-K
period 1997-12-31
BOYD BROS TRANSPORTATION INC
filed 1998-03-31
CIK 920907

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 1997
                                       OR

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                              NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                           WHICH REGISTERED
   ------------------------                  ----------------------------
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

         Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant:

                         $9,382,824 as of March 12, 1998

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

         4,094,628 shares of Common Stock, par value $.001 per share, outstanding as of March 12, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Documents incorporated by reference in this Annual Report on Form 10-K are as follows:

         Portions of the definitive proxy statement relating to the 1998 Annual Meeting of Stockholders in Part III, Items 10 (as related to Directors), 11, 12 and 13. Portions of the Annual Report to Stockholders for the year ended December 31, 1997 in Parts II and IV.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
PART I..............................................................................................1
         ITEM 1.  BUSINESS..........................................................................6
         ITEM 2.  PROPERTIES........................................................................6
         ITEM 3.  LEGAL PROCEEDINGS.................................................................6
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................6

PART II.............................................................................................7
         ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............7
         ITEM 6.  SELECTED FINANCIAL DATA...........................................................8
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS.............................................................8
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................8
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE..........................................................8

PART III............................................................................................8
         ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT ...................................8
         ITEM 11  EXECUTIVE COMPENSATION ...........................................................8
         ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...................8
         ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................................8

PART IV.............................................................................................8
         ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                   ON FORM 8-K......................................................................8

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         Boyd Bros. Transportation Inc. ("Boyd") is a truckload carrier that operates exclusively in the flatbed segment of the industry and hauls primarily steel products and building materials. Since its founding in 1956, Boyd has grown into what management believes is one of the largest exclusively flatbed carriers in the United States. Giving effect to Boyd's acquisition of Welborn Transport, Inc. (described immediately below), Boyd owns and operates over 950 tractors and over 1,200 flatbed trailers.

         On December 8, 1997 Boyd acquired Welborn Transport, Inc. ("Welborn") located in Tuscaloosa, Alabama (the "Welborn Acquisition"). The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired, and liabilities assumed, based upon their estimated fair market values at the acquisition date. Welborn is operated by Boyd as a stand-alone subsidiary. References to the "Company" contained herein refer to the combined operations of Boyd and Welborn. References hereinafter to "Boyd" or "Welborn" describe the distinct operations of the parent and subsidiary, respectively.

         In general, Welborn provides transportation services over shorter routes than traditionally provided by Boyd. Welborn operates primarily in the southeastern United States, with an average length of haul of less than 400 miles. Management believes this enhances Welborn's ability to retain quality drivers, as drivers' time away from home is thereby minimized. Welborn operates approximately 330 tractors and over 350 flatbed trailers. Owner-operators own 280 of the 330 tractors utilized by Welborn, while Welborn owns the rest. The owner-operators of these units are compensated by Welborn based upon a percentage of revenue. Over 50% of Welborn's loads are booked through commissioned agents, whereas Boyd has traditionally attempted to develop relationships with its customers directly.

         The Company's strategy is to offer high-quality flatbed transportation services to high-volume, time-sensitive shippers. Because much of the freight hauled by the Company consists of steel products and building materials, time-definite delivery is required. A late delivery can result in a shutdown of a production line at a plant or a delay in a construction project. Management focuses its marketing efforts on those shippers who require time-definite delivery because it believes that service, rather than price, generally will be the primary factor that will dictate their choice of carrier.

         Management believes that its ability to recruit and retain drivers has been critical to its success, and Boyd has sought to attract and retain drivers by using only high-quality, late-model tractors equipped with its two-way satellite communication equipment, and offering financial and other incentives to drivers. Management recognizes that getting drivers home frequently is critical to driver retention. Accordingly, Boyd makes load assignments to drivers that enable each driver to attain his or her goals with respect to both miles driven as well as time at home.

         Additionally, during June of 1997 Boyd began contracting with independent owner-operators to provide service to its customers. Boyd has also implemented a lease-purchase program, providing Boyd's drivers with both career opportunities at Boyd and the opportunity to own their own tractor. Under the program, the driver leases the tractor from Boyd, along with an option to purchase the tractor. In turn, the driver leases the use of the tractor and the driver's services back to Boyd. Management believes that Boyd's newly implemented owner-operator program, along with the owner-operator program already in place at Welborn, will aid in reducing driver turnover and better enable the Company to meet its growth projections.

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

         Technology. Boyd's strategy has been to utilize technology to provide better service to its customers and to improve operating efficiency. Boyd became the first major flatbed carrier in the country to install a satellite tracking system, manufactured by QUALCOMM, in its tractors. The tracking system enables Boyd to monitor equipment locations and schedules more effectively and to communicate with both drivers and customers. Currently, Welborn does not utilize satellite tracking technology; however, management is considering implementing such technology in Welborn's operations in the future. Boyd has also installed computers on board each of its tractors to monitor fuel efficiency and other operational data. Boyd will continue to monitor and implement technological developments that will enable Boyd to improve customer service and operating efficiency.

         Premium Quality Tractors. Boyd continuously upgrades its fleet of tractors. Maintaining a young, high quality fleet of tractors facilitates Boyd's ability to recruit and retain drivers, achieve maximum on-time reliability, maximize fuel economy and convey an image of quality to existing and potential customers. While Welborn maintains a fleet of high quality tractors, the shorter routes over which its vehicles are dispatched enables these units to be serviced more frequently. Accordingly, it has not been necessary for Welborn to replace its fleet as frequently as Boyd.

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

         Boyd has written contracts with most of its customers. The contracts generally require the customer to use Boyd for a specified minimum amount of shipments each year and may be terminated by either party upon 30 to 60 days' written notice. The largest 25, 10 and 5 customers accounted for approximately 63.5%, 47% and 34%, respectively, of Boyd's revenues during 1997. Many of Boyd's largest 25 customers are large, publicly-held companies. During 1997, the only customer that accounted for more than 10% of Boyd's revenues was USG Interiors, Inc. ("USG"), which together with certain of its affiliates accounted for approximately 12.8% of Boyd's revenues. Boyd's contract with USG specifies that USG will permit Boyd to transport at least 100 tons of USG's goods each year, has no minimum term, and is terminable by either party upon sixty days' written notice. The loss of any of Boyd's major customers could adversely affect the Company's profitability.

OPERATIONS

         The Company's operations are designed to maximize efficiency and provide quality service to customers. All of Boyd's fleet operations, routing and scheduling are centrally coordinated through a satellite tracking system from its corporate headquarters in Clayton, Alabama. Through the use of Boyd's satellite-based communication system, which is complemented by its fully-integrated mainframe computer system, dispatchers monitor the location and delivery schedules of all shipments and equipment to coordinate routes and maximize utilization of Boyd's drivers and equipment. See "-- Transportation Technology."

         Boyd conducts its operations through a network of 10 regional and satellite service centers in strategic locations in the eastern two-thirds of the United States. See "Item 2 - Properties." Boyd operates regional service centers in Clayton and Birmingham, Alabama; Springfield, Ohio; and Greenville, Mississippi. These regional service centers are supported by smaller satellite service centers, each having between one to three employees, located in Calvert City, Kentucky; Danville, Virginia; Lisbon Falls, Maine; Blytheville, Arkansas; Baltimore, Maryland; and Walworth, Wisconsin. These service centers allow Boyd to re-dispatch equipment terminating in a given area, enhance driver recruiting and return drivers to their homes more regularly. Boyd also has arrangements to deposit trailers near various major customers or shipping locations to facilitate pre-loading of shipments and thereby increase efficiency.

         Welborn's corporate offices are located in Tuscaloosa, Alabama. Welborn's terminal locations include Memphis, TN; Decatur, AL; and Columbia, SC. Welborn utilizes independent agents located in Birmingham, AL; Atlanta, GA; and Jackson, MS. All of Welborn's terminal locations are utilized for dispatching purposes, including the home office in Tuscaloosa. Welborn currently does not use satellite tracking systems in its operations.

DRIVERS AND EMPLOYEES

         Recruiting and retaining professional, well-trained drivers is critical to the Company's success, and all of the Company's drivers must meet specific guidelines relating primarily to safety record, driving experience and personal evaluation, including drug testing.

         To maintain high equipment utilization, particularly during periods of growth, the Company strongly emphasizes continuous driver and owner-operator recruiting and training. Drivers are recruited at all regional terminal locations and at the Company's corporate headquarters.

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

         Competition for qualified drivers is intense. The short- to medium-haul truckload segment of the trucking industry, including the Company, experiences significant driver and owner-operator turnover, and the Company anticipates that the intense competition for qualified drivers in the trucking industry will continue. In order to attract quality drivers, management is actively pursuing the services of independent owner-operators to complement the fleet.

         At December 31, 1997, Welborn and Boyd combined employed 905 persons, of whom approximately 698 were drivers and driver-trainees and the balance of whom were mechanics, other equipment maintenance personnel and support personnel, including management and administration. In addition, owner-operators accounted for the operation of approximately 355 tractors. None of the Company's employees is subject to a collective bargaining agreement, and the Company has never experienced a work stoppage. Management believes that its relations with its employees are excellent.

REVENUE EQUIPMENT

         The Company's philosophy is to purchase premium quality tractors to help attract and retain drivers and to promote safe operations, and management believes the higher initial cost of such equipment is recovered through better resale marketability. Each of Boyd's tractors is equipped with a sleeper cab to permit all drivers to comply conveniently and cost-effectively with the United States Department of Transportation ("DOT") hours of service guidelines and to facilitate team operations when necessary.

         At December 31, 1997, the Company owned 950 tractors and 1,220 flatbed trailers. The tractors are manufactured by Freightliner, Kenworth and International, and the trailers are manufactured by Utility, Dorsey, Fruehauf, Fontaines and Great Dane.

TRANSPORTATION TECHNOLOGY

         Management believes that the application of technology is an ongoing part of providing high quality service at competitive prices, and further believes that Boyd has enhanced its strong reputation for customer satisfaction through the early, fleet-wide implementation of two computer systems.

         Boyd was the first major flatbed carrier to be fully equipped with the two-way satellite communication system produced by QUALCOMM. The satellite-based OMNITRACS(C) system ("Omnitracs") was installed and operational in the entire Boyd fleet by the end of 1990. Omnitracs has improved the quality and efficiency of Boyd's operations by allowing drivers and dispatchers to have instant, on-the-road communication ability and by enabling Boyd to provide its customers with accurate information on the status and estimated delivery time of cargo shipments.

         Omnitracs permits more efficient transmission of load assignments to drivers, as well as an enhanced capability to monitor loads in transit and rapidly bill customers for completed deliveries. Once a load is assigned by a load planner, the assignment is transmitted to Boyd's operations department where it is reviewed by a dispatcher who then relays the assignment to the appropriate driver through the Omnitracs display unit in each of Boyd's vehicles. The driver can respond to the dispatcher through Omnitracs in a matter of seconds, thereby eliminating waiting time and inefficient dependence on truck stop telephones or other methods of communication between drivers and dispatchers. Through Omnitracs, Boyd can electronically record a load assignment, report the load to the billing department and generate customer invoices.

         In addition, Boyd uses Omnitracs to automatically transmit location and equipment information and other data to the dispatcher, thereby reducing the need for drivers to stop to communicate with dispatchers in the event of a problem. The system continually tracks every cargo load with accuracy within one-tenth of a mile. This information, along with information concerning available loads, is constantly updated on Boyd's on-line computer. Load planners use this information to match available equipment with available loads, meet delivery schedules and respond more quickly to customer inquiries.

         Boyd has also equipped its entire fleet of tractors with the SENSORTRACS(C) on-board computer system ("Sensortracs"), which is also produced by QUALCOMM and which monitors fuel efficiency and other operational data. Information from Sensortracs is periodically processed by one of Boyd's computers, which generates reports on vehicle efficiency and driver performance. Reports generated by this system enhance Boyd's ability to counsel its drivers on strengths and deficiencies in their driving habits and fuel efficiency and to monitor the effectiveness of driver training programs.

         Management is currently contemplating the implementation of similar satellite and on-board computer technology in the operations of the Welborn fleet. As there are further technological developments or enhancements in the computer systems currently utilized by Boyd, management intends to remain committed to investing in and utilizing such advanced technology to better serve its customers.

SAFETY AND INSURANCE

         Both Welborn and Boyd's respective safety departments are responsible for training and supervising personnel to keep safety awareness at its highest level. The Company has implemented an active safety and loss prevention program. The emphasis on safety begins in the hiring and training process, where prospective employees and owner-operators are given physical examinations and drug tests, and newly hired drivers and owner-operators, regardless of experience level, must participate in an intensive training program. See "-- Drivers and Employees."

         The respective Directors of Safety for both Boyd and Welborn continuously monitor driver performance and have final authority regarding employment and retention of drivers. The Company is committed to securing appropriate insurance coverage at cost-effective rates. The primary claims that arise in the trucking industry consist of cargo loss and damage, personal injury, property damage and workers' compensation. Boyd currently retains liability up to $100,000 for each claim for personal injury and property damage, $100,000 for each claim for employee medical and hospitalization, and $10,000 for each claim for cargo damage. Boyd also maintains full coverage for workers' compensation claims. The Company currently purchases excess primary and umbrella insurance coverage in amounts that management believes are adequate to supplement its retained liabilities.

FUEL

         Motor carrier service is dependent upon the availability of diesel fuel. Boyd's fuel expense comprised 15.0% and 16.5% of revenues in 1997 and 1996, respectively. Through on-board computers, Boyd continually monitors fuel usage, miles per gallon, cost per mile and cost per gallon. The Company has not experienced any difficulty in maintaining fuel supplies sufficient to support its operations. Shortages of fuel, increases in fuel prices or fuel tax rates or rationing of petroleum products could have a material adverse effect on the operations and profitability of the Company.

COMPETITION

         The trucking industry is highly competitive and fragmented. The Company competes primarily with other short-to medium-haul, flatbed truckload carriers, internal shipping conducted by existing and potential customers and, to a lesser extent, railroads. Deregulation of the trucking industry during the 1980s created an influx of new truckload carriers which, along with certain other factors, continues to create substantial downward pressure on the industry's rate structure. Competition for the freight transported by the Company is based primarily on service and efficiency and, to a lesser degree, on freight rates. There are other trucking companies, including truckload carriers that have flatbed divisions, that have substantially greater financial resources, operate more equipment or carry a larger volume of freight than the Company. The existence of these other motor carriers has also resulted in increased competition for qualified drivers.

REGULATION

         The trucking industry is subject to regulatory oversight and legislative changes that can affect the economics of the industry by requiring certain operating practices or influencing the demand for, and the costs of providing, services to shippers. The Intermodal Surface Transportation Board (the "ISTB"), as well as various state agencies that have jurisdiction over the Company, have broad powers, generally governing such matters as authority to engage in motor carrier operations, rates and charges, accounting systems, certain mergers, consolidations and acquisitions, and periodic financial reporting.

         The federal Motor Carrier Act of 1980 commenced a program to increase competition among motor carriers and to diminish the level of regulation in the industry. Following this deregulation, applicants have more easily been able to obtain operating authority, and interstate motor carriers such as the Company have been able to implement certain rate changes without federal approval. The Motor Carrier Act also removed many route and commodity restrictions on transportation of freight. In 1995, the Interstate Commerce Commission (the "ICC") was eliminated and the ISTB was established within the Department of Transportation (the "DOT"). The ISTB performs all functions previously performed by the ICC. Since 1981, Boyd has held authority to carry general commodities throughout the 48 contiguous states, as both a common and contract carrier.

         Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Such matters as weight and dimensions of equipment are also subject to federal and state regulation. All of the Company's drivers were required to obtain national commercial driver's licenses by April 1, 1992 pursuant to the regulations promulgated by the DOT. Also, effective in 1989, DOT regulations imposed mandatory drug testing of drivers. In addition, Boyd has completed the implementation of its own ongoing drug-testing program. The DOT's national commercial driver's license and drug testing requirements have not to date adversely affected the availability to the Company of qualified drivers. DOT alcohol testing rules require certain tests, random and otherwise, for alcohol levels in drivers and other safety personnel. See " -- Safety and Insurance."

ENVIRONMENTAL MATTERS

         The Company's operations are subject to federal, state and local laws and regulations concerning the environment. Certain of Boyd's facilities are located in historically industrial areas and, therefore, there is the possibility of environmental liability as a result of operations by prior owners as well as Boyd's use of fuels and underground storage tanks at its regional service centers.

         During 1994, Boyd retained an environmental consulting firm to conduct an audit of its compliance with applicable federal, state and local laws and regulations concerning the environment. The environmental consulting firm detected the presence of soil contamination and potential groundwater contamination related primarily to the use of underground storage tanks, including tanks used by a prior owner of the property, at Boyd's terminal in Birmingham, Alabama. Boyd notified the Alabama Department of Environmental Management of this contamination and subsequently removed and replaced all currently known underground storage tanks at the Birmingham terminal. Boyd also replaced all underground storage tanks at the Clayton, Alabama terminal. Based upon cost estimates provided by its environmental consulting firm and contractors in 1994, Boyd recorded an $800,000 charge to establish a reserve for the removal and replacement of underground storage tanks at Boyd's service centers. Based on subsequent reviews of this project by management and its independent consultants, Boyd reduced this reserve during 1995 to $293,652, reflecting a decline in the current estimated costs of remedying the sites. The environmental remediation liability in the accompanying balance sheet at December 31, 1996 is $145,122 and $74,512 at December 31, 1997. There can be no assurance that material liabilities or expenditures will not arise from these or additional environmental matters that may be discovered, or from future requirements of law. Management does not believe these expenditures will have a material adverse effect on the Company's financial condition.

FORWARD LOOKING STATEMENTS

Certain statements incorporated by reference from the information under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in the Company 's Annual Report to Stockholders for the year ended December 31, 1997 contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, business conditions and growth in the economy, including the transportation and construction sectors in particular, competitive factors, including price pressures and the ability to recruit and retain qualified drivers, the ability to control internal costs as well as fuel costs, that are not passed on to the Company's customers, and other factors referenced elsewhere herein.

ITEM 2.  PROPERTIES

         The Company's corporate headquarters and principal service center are located on a 17.9 acre tract in Clayton, Alabama, which Boyd purchased during 1993. Such facilities consist of approximately 22,000 square feet of office space, 12,000 square feet of equipment repair facilities and approximately 3 acres of parking space. The following table sets forth information regarding the location and ownership of each of Boyd's service center and shuttle facilities:

                  Clayton, AL.........................   Owned
                  Springfield, OH.....................   Owned
                  Birmingham, AL......................   Owned
                  Greenville, MS......................   Owned
                  Calvert City, KY....................   Leased
                  Danville, VA........................   Leased
                  Lisbon Falls, ME....................   Leased
                  Baltimore, MD.......................   Leased
                  Walworth, WI........................   Leased
                  Blytheville, AR.....................   Leased

Additionally, Welborn owns its corporate offices in Tuscaloosa, Alabama and leases service centers located as follows:

                  Memphis, TN.........................   Leased
                  Decatur, AL.........................   Leased
                  Columbia, SC........................   Leased

ITEM 3.  LEGAL PROCEEDINGS

         The Company is routinely a party to litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company maintains insurance that it believes is adequate to cover its liability risks. See "Item 1 - Business -- Safety and Insurance."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997, either through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is information concerning the Executive Officers of the Company as of March 12, 1998.

         Dempsey Boyd, age 71, founded Boyd in 1956, and has been Chairman of the Board since April 1980. Mr. Boyd served as President of Boyd from December 1962 until April 1980. Mr. Boyd is the father of Gail B. Cooper and Ginger B. Tibbs.

         Donald G. Johnston, age 61, has served as President and Chief Executive Officer of Boyd since April 1980, and as a Director since December 1979. Prior to that time, he served as Vice President and General Manager since joining Boyd in 1979. Mr. Johnston has a background in industrial management and sales, and is active in, and has previously served as chairman of, the Alabama Trucking Association and the University of Georgia Trucking Profitability Strategies Conference. Mr. Johnston received a B.S. in industrial management from Auburn University.

         Richard C. Bailey, age 47, has served as Senior Vice President and Chief Financial Officer since joining Boyd in August 1992, and has served as a Director since February 1995. He served as president and director of Eastern Inter-Trans Services, Inc., a dry van truckload carrier based in Columbus, Georgia, from December 1989 to August 1992. Mr. Bailey is a certified public accountant with a B.S. in accounting from Georgia State University. He was previously employed in various financial positions by Ernst & Young, Intermet Corporation and Snapper Products (a division of The Actava Group Inc.). Mr. Bailey has served on the Advisory Board of the University of Georgia Trucking Profitability Strategies Conference.

         Gail B. Cooper, age 47, has been the Secretary of Boyd since December 1969, and served as a Director of Boyd from December 1969 until March 1994. Ms. Cooper received a B.S. in business administration from Troy State University. She has served Boyd in numerous administrative and accounting positions since joining Boyd full-time in June 1972. Ms. Cooper is the daughter of Mr. Boyd and the sister of Ms. Tibbs.

         Ginger B. Tibbs, age 44, has been the Treasurer of Boyd since December 1979, and served as a Director from December 1978 until March 1994. Ms. Tibbs is primarily responsible for collection of Boyd's accounts receivable and has served as Credit Manager since September 1980. Ms. Tibbs received a degree in elementary education from Auburn University. She is the daughter of Mr. Boyd and the sister of Ms. Cooper.

         Gary Robinson, age 49, has been the Vice President of Operations of Boyd since May 1997. From February of 1989 to August 1997, Mr. Robinson served as Director of Sales and Marketing for the flatbed division of Prime, Inc., a truckload carrier based in Springfield, Missouri.

         Miller Welborn, age 39, co-founded Welborn Transport, Inc., an Alabama-based flatbed trucking company, in 1989 and has served as its Chief Executive Officer since such date.

         Steven Rumsey, age 34, co-founded Welborn Transport, Inc., an Alabama-based flatbed trucking company, in 1989 and has served as its President since such date. He holds a B.A. in communications from the University of Alabama.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock of the Company is listed on the Nasdaq National Market under the symbol "BOYD." As of March 12, 1998, the Common Stock was held by approximately 100 holders of record. The table below sets forth the reported high and low sales price per share for the Common Stock as reported by the Nasdaq National Market for each fiscal quarter during 1997.

                                                                    Price Range
                                                                 -----------------
            1997                                                  High       Low
            ----                                                 -------   -------
            First Quarter ....................................   $ 8       $ 4-1/4
            Second Quarter ...................................     7-3/4     4-3/8
            Third Quarter ....................................    10-3/8     6-3/4
            Fourth Quarter ...................................    10-3/4     6


                                                                    Price Range
                                                                 -----------------
            1996                                                  High       Low
            ----                                                 -------   -------
            First Quarter ....................................   $ 8-1/2   $ 7
            Second Quarter ...................................     9         7
            Third Quarter ....................................     8-3/4     7-1/2
            Fourth Quarter ...................................     9         7

         Management currently anticipates that all of its earnings will be retained for development of the Company's business, and does not anticipate paying any cash dividends in the foreseeable future. Furthermore, certain of the Company's financing arrangements contain covenants that may restrict the payment of cash dividends for the foreseeable future. Future cash dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, and other factors as the Board of Directors may deem relevant.

         In connection with the Welborn Acquisition consummated on December 8, 1997, an aggregate of 393,940 shares of the Company's Common Stock were issued to Miller Welborn and Steven Rumsey, the sole shareholders of Welborn, as a part of the consideration pursuant to the plan of merger. Such shares were not registered under the Securities Act of 1933 (the "1933 Act") and were issued to Messrs. Welborn and Rumsey in reliance upon Section 4(2) of the 1933 Act and Regulation D of the General Rules and Regulations promulgated thereunder.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this item is incorporated by reference from the information under the caption "Selected Financial Data" in the Company's Annual Report to Stockholders for the year ended December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is incorporated by reference from the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Stockholders for the year ended December 31, 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated by reference from the Financial Statements contained in the Company's Annual Report to Stockholders for the year ended December 31, 1997.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND CURRENT REPORTS ON FORM 8-K

(a) Exhibits, Financial Statements and Schedules.

    1. Financial Statements. The following financial statements for the Company and Independent Auditors' Report are incorporated by reference from the Company's Annual Report to Stockholders for the year ended December 31, 1997:

         Independent Auditors' Report
         Balance Sheets at December 31, 1997 and 1996
         Statements of Operations for the years ended December 31, 1997, 1996 and 1995
         Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995
         Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995
         Notes to Financial Statements

    2.   Financial Statement Schedules. None.

    Financial Statement Schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or notes thereto.

    3.   Exhibits required by Item 601 of Regulation S-K.

    The following exhibits are included in this Form 10-K:

           EXHIBIT
              NO.     DESCRIPTION
           -------    -----------
             10.1*    First Amendment to Boyd Bros. Transportation Inc. 1994
                      Stock Option Plan

             10.2*    Employment Agreement between the Company and Miller
                      Welborn dated December 8, 1997

             10.3* Employment Agreement between the Company and Steven Rumsey dated December 8, 1997

             13       Those portions of the Company's Annual Report to
                      Stockholders for the year ended December 31, 1997 that are specifically incorporated herein by reference

             21       Subsidiaries of the Registrant

             23       Consent of Deloitte & Touche LLP

             27       Financial Data Schedule

         The following exhibits are incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-76756), declared effective on May 9, 1994:


EXHIBIT
   NO.         DESCRIPTION
-------        -----------
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


--------------------

* Identifies each exhibit that is a "management contract or compensatory plan or arrangement" required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.


EXHIBIT
   NO.            DESCRIPTION
-------           -----------
 10.27            Security Agreement dated February 1, 1994 by the Company in favor of Compass Bank

 10.37            Credit Agreement dated April 1, 1994 by and between the
                  Company and AmSouth Bank N.A.

 10.38 Trucking Contract dated May 2, 1988 by and between the Company and USG Interiors, Inc.

         The following exhibits are incorporated by reference to the Company's Amendment to Quarterly Report on Form 10-Q filed on August 5, 1997:


EXHIBIT
   NO.            DESCRIPTION
-------           -----------
 10.33            OMNITRACS contract dated February 5, 1997, by and between the
                  Company and QUALCOMM, Inc.

         The following exhibits are incorporated by reference to the Company's Current Report on Form 8-K filed on December 19, 1997:


EXHIBIT
   NO.            DESCRIPTION
-------           -----------
  2.1             Acquisition Agreement dated December 8, 1997, by and among the
                  Company, W-T Acquisition Company, Welborn Transport, Inc.,
                  Miller Welborn and Steven Rumsey

(b)      Current Reports on Form 8-K

         1. In connection with the Welborn Acquisition, the Company filed a Report on Form 8-K on December 19, 1997 announcing the merger.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BOYD BROS. TRANSPORTATION INC.

                                       By: /s/ DONALD G. JOHNSTON
                                          --------------------------------------
                                          Donald G. Johnston
                                          President and Chief Executive Officer

Date:  March 30, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           SIGNATURES                                   TITLE                                 DATE
           ----------                                   -----                                 ----
 /s/ DONALD G. JOHNSTON                      President, Chief Executive                   March 30, 1998
----------------------------------           Officer and Director (Principal
      Donald G. Johnston                     Executive Officer)


 /s/ RICHARD C. BAILEY                       Chief Financial Officer and                  March 30, 1998
----------------------------------           Director (Principal Financial
       Richard C. Bailey                     and Accounting Officer)


 /s/ DEMPSEY BOYD                            Chairman and Director                        March 30, 1998
----------------------------------
         Dempsey Boyd


 /s/ GLYN E. NEWTON                          Director                                     March 30, 1998
----------------------------------
        Glyn E. Newton


 /s/ W. WYATT SHORTER                        Director                                     March 30, 1998
----------------------------------
       W. Wyatt Shorter


 /s/ PAUL G. TAYLOR                          Director                                     March 30, 1998
----------------------------------
        Paul G. Taylor


 /s/ BOYD WHIGHAM                            Director                                     March 30, 1998
----------------------------------
         Boyd Whigham


 /s/ STEPHEN J. SILVERMAN                    Director                                     March 30, 1998
----------------------------------
     Stephen J. Silverman