Form 10-Q
period 1998-03-31
BOYD BROS TRANSPORTATION INC
filed 1998-05-14
CIK 920907

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


   (Mark One)
      [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                                                 ------------------

                                       OR

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________________

to  _____________________

Commission File Number     0-23948
                       ----------------

                         Boyd Bros. Transportation Inc.
             (Exact name of Registrant as specified in its charter)

              Delaware                                    63-6006515
(State or other jurisdiction of                  (IRS Employer Identification
incorporation or organization)                              Number)

                     3275 Highway 30, Clayton, Alabama 36016
                     ---------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (334) 775-1400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No __, and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No
                                             ----      ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1998.

Common Stock, $.001 Par Value                                4,094,628
-----------------------------                                ---------
           (Class)                                      (Number of Shares)

                                      INDEX

                                                                                 Page Number
Part I.  Financial Information

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets
                           March 31, 1998 and December 31, 1997                       3

                  Condensed Consolidated Statements of Income
                           Three-months Ended March 31, 1998 and 1997                 5

                  Condensed Consolidated Statements of Cash Flows
                           Three-months Ended March 31, 1998 and 1997                 6

                  Notes to Condensed Consolidated Financial Statements                7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                 8

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K                                   10

         Signatures                                                                  10

                         BOYD BROS. TRANSPORTATION INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       March 31,          December 31,
                                                                         1998                 1997
                                                                      -----------         -----------
                                                                                (unaudited)
ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                     $   659,896         $ 3,417,174
        Marketable securities                                                  --             250,000
        Accounts receivable
                Trade and interline                                    10,912,000           9,415,737
                Other                                                     145,988             117,034
        Current portion of net investment in sales-type lease             834,245             508,829
        Inventories                                                       201,852             263,352
        Prepaid tire expense                                              418,048             904,381
        Other prepaid expenses                                          2,224,771           1,387,587
        Deferred income tax                                               549,776             174,587
                                                                      -----------         -----------
                Total current assets                                   15,946,576          16,438,681
                                                                      -----------         -----------
PROPERTY AND EQUIPMENT:
        Land and land improvements                                      1,059,570           1,046,245
        Buildings                                                       3,278,527          3,278,527
        Revenue equipment                                              57,195,443          58,668,742
        Other equipment                                                 9,653,998           9,435,642
        Leasehold improvements                                            339,944             339,944
                                                                      -----------         -----------
                Total                                                  71,527,482          72,769,100
        Less accumulated depreciation and
                amortization                                           25,744,482          23,910,352
                                                                      -----------         -----------
                Property and equipment, net                            45,783,000          48,858,748
                                                                      -----------         -----------
OTHER ASSETS
        Net investment in sales-type lease                              2,578,817           1,656,490
        Goodwill                                                        4,427,971           4,459,222
        Deposits and other assets                                         243,999             112,861
                                                                      -----------         -----------
                Total other assets                                      7,250,787           6,228,573

TOTAL                                                                 $68,980,363         $71,526,002
                                                                      ===========         ===========


See notes to condensed consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       March 31,          December 31,
                                                                         1998                 1997
                                                                      -----------         -----------
                                                                                 (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
        Current maturities of long-term debt                          $ 5,034,840         $ 5,914,785
        Revolving line of credit                                        1,480,457           1,021,849
        Accounts payable - trade and interline                          1,935,250           1,517,218
        Income taxes                                                      100,000             230,327
        Accrued liabilities:
                Self-insurance claims                                   2,058,789           2,122,182
                Salaries and wages                                      1,174,056           1,069,515
                Other                                                     795,880             778,148
                                                                      -----------         -----------
                Total  current liabilities                             12,579,272          12,654,024

LONG-TERM DEBT                                                         15,837,994          19,251,702

DEFERRED INCOME TAXES                                                  10,649,829          10,165,682
                                                                      -----------         -----------
                Total liabilities                                      39,067,095          42,071,408
                                                                      -----------         -----------
COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
        Preferred stock, $.001 par value - 1,000,000 shares
        authorized; no shares issued and outstanding Common
        stock, $.001 par value - 10,000,000 shares authorized;
           4094628 shares issued and outstanding                            4,095               4,095
        Additional paid-in capital                                     17,030,222          17,030,222
        Retained earnings                                              12,878,951          12,420,277
                                                                      -----------         -----------
                Total stockholders' equity                             29,913,268          29,454,594
                                                                      -----------         -----------
TOTAL                                                                 $68,980,363         $71,526,002
                                                                      ===========         ===========


See notes to condensed consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                    Three Months Ended March 31,
                                                 ----------------------------------
                                                     1998                  1997
                                                 ------------          ------------
                                                           (unaudited)

OPERATING REVENUES                               $ 27,888,355          $ 17,196,909

OPERATING EXPENSES:
   Salaries, wages and employee benefits            8,911,527             7,528,459
   Cost of independent contractors                  7,469,886                    --
   Fuel                                             2,664,533             2,732,408
   Operating supplies                               2,938,987             2,188,312
   Taxes and licenses                                 551,829               466,570
   Insurance and claims                             1,351,890               863,706
   Communications and utilities                       429,802               306,787
   Depreciation and amortization                    2,457,880             2,172,095
   (Gain) loss on disposition of property
        and equipment, net                           (260,532)               50,000
   Other                                              235,266               143,310
                                                 ------------          ------------
        Total operating expenses                   26,751,068            16,451,647
                                                 ------------          ------------
OPERATING INCOME                                    1,137,287               745,262
                                                 ------------          ------------
OTHER INCOME (EXPENSES):
   Interest income                                     27,830                19,779
   Interest expense                                  (386,443)             (314,925)
                                                 ------------          ------------
        Other expenses, net                          (358,613)             (295,146)
                                                 ------------          ------------
INCOME BEFORE PROVISION FOR
        INCOME TAXES                                  778,674               450,116

PROVISION FOR INCOME TAXES                            320,000               180,025
                                                 ------------          ------------
NET INCOME                                       $    458,674          $    270,091
                                                 ============          ============
NET INCOME PER SHARE (Basic and Diluted)         $       0.11          $       0.07
                                                 ============          ============

WEIGHTED AVERAGE SHARES
OUTSTANDING                                         4,094,628             3,700,888
                                                 ============          ============


See notes to condensed consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Three Months Ended March 31,
                                                                                  --------------------------------
                                                                                      1998                1997
                                                                                  -----------          -----------
                                                                                             (Unaudited)
OPERATING ACTIVITIES:
        Net income                                                                $   458,674          $   270,088
        Adjustments to reconcile net income to net
                cash provided by operating activities:
                Depreciation and amortization                                       2,421,418            2,172,095
                Amortization of goodwill                                               36,462                   --
                Provision for bad debt sales-type leases                              324,600                   --
                (Gain) loss on disposal of property and equipment, net               (590,650)              50,000
                Provision for deferred income taxes                                   320,000              180,025
                Changes in assets and liabilities provided (used) cash:
                        Accounts receivable                                        (1,525,217)          (1,101,261)
                        Deferred income taxes                                        (341,369)            (162,023)
                        Deposits and other assets                                    (420,489)            (210,435)
                        Accounts payable- trade and interline                         418,032             (773,784)
                        Accrued liabilities and other current liabilities              58,880              393,982
                                                                                  -----------          -----------
                                Net cash provided by operating activities           1,160,341              818,687
                                                                                  -----------          -----------

INVESTING ACTIVITIES:
        Purchase of short- term investments                                           250,000                   --
        Net investment in sales type leases                                          (255,641)                  --
        Payments received on lease payments                                           154,746                   --
        Capital expenditures - revenue equipment                                     (231,679)            (255,810)
        Proceeds from disposals of property and equipment                                  --                8,751
                                                                                  -----------          -----------
                                Net cash used in investing activities                 (82,574)            (247,059)
                                                                                  -----------          -----------
FINANCING ACTIVITIES:
        Proceeds under line of credit                                               1,094,608                   --
        Payments under line of credit                                                (636,000)                  --
        Principal payments on long-term debt                                       (4,293,653)          (2,862,651)
                                                                                  -----------          -----------
                                Net cash used in financing activities              (3,835,045)          (2,862,651)
                                                                                  -----------          -----------

NET  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (2,757,278)          (2,291,023)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    3,417,174            3,593,206
                                                                                  -----------          -----------
BALANCE AT END OF PERIOD                                                          $   659,896          $ 1,302,183
                                                                                  ===========          ===========

SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:

        Net investment in sales-type leases                                       $ 3,413,062                   --


See notes to condensed consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 1998, and the results of operations for the three months ended March 31, 1998 and 1997, and cash flows for the three months ended March 31, 1998 and 1997. Interim results are not necessarily indicative of results for a full year.
         The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended December 31, 1997.
         The condensed consolidated financial statements and notes should be read in conjunction with the summary of accounting policies and notes to the financial statements included in the Company's Form 10-K for the year ended December 31, 1997.

2. FINANCIAL STATEMENTS

         The condensed consolidated financial statements include the accounts of Boyd Bros. Transportation, Inc. and its wholly owned subsidiary, Welborn Transport, Inc. All significant intercompany balances, transactions and stockholdings have been eliminated. FASB Statement No. 130, Reporting Comprehensive Income, became effective for the Company's consolidated financial statements for the quarter ended March 31, 1998. This Statement had no impact on such financial statements.

3. ENVIRONMENTAL MATTERS

         The Company's operations are subject to certain federal, state and local laws and regulations concerning the environment. Certain of the Company's facilities are located in historically industrial areas and, therefore, there is the possibility of environmental liability as a result of operations by prior owners as well as the Company's use of fuels and underground storage tanks at its regional service centers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Boyd Bros. Transportation, Inc., headquartered in Clayton, Alabama, is a flatbed truckload carrier that operates primarily throughout the eastern two-thirds of the United States, hauling primarily steel products and building materials. In these markets, Boyd Bros. serves high-volume, time sensitive shippers that demand time-definite delivery.
         Historically, the Company has owned its revenue equipment and operated through employee operators. The Company's expansion in the past, therefore, has required significant capital expenditures which have been funded through secured borrowings. During 1997, as a strategy to expand the Company's potential for growth without the concomitant increase in capital expenditures typically related to owned equipment, the Company began adding owner/operators to its fleet. The Company then accelerated the implementation of this strategy in December 1997 with the acquisition of Welborn Transport, which specializes in short-haul routes using a largely owner/operator fleet.

RESULTS OF OPERATIONS

         The quarter ended March 31, 1998 represented the first full quarter of operations for the consolidated Company. Boyd Bros. acquired Welborn Transport in December 1997. Because the acquisition was treated as a purchase, only Welborn's December 1997 revenues and expenses were included in the 1997 audited financial statements.
         Operating revenues increased $10,691,446 or 62.2% for the three-month period ended March 31, 1998 compared to the same period in 1997. Welborn Transport accounted for 75% of the increase in operating revenues. The fleet size for Boyd Bros. Transportation, Inc. (parent only) increased 10% compared to the same period in 1997. Additionally, revenue per truck increased due to better utilization and reduced deadhead.
         Total operating expenses increased $10,299,421 or 62.6% during the three-month period ended March 31, 1998 compared to the three months ended March 31, 1997, a rate that corresponds to the increase in revenue for the period. The operating ratio for the first quarter of 1998 was 95.9% compared to 95.6% for the same period in 1997.
         Salaries, wages and benefits increased $1,363,068 or 18.4% compared to the first quarter of 1997 from $7,528,459 to $8,911,527. The increase was at a slower rate than revenue growth due to Welborn Transport's fleet being predominantly owner-operated. Fuel costs declined $67,875 or 2.5% compared to the first quarter of 1997 from $2,732,408 to $2,664,533. Decreasing fuel costs per gallon and the increase in owner-operator units contributed to the decline in fuel costs for the first quarter of 1998. Operating supplies increased $750,675 or 34.3% compared to the first quarter of 1997 from $2,188,312 to $2,938,987. As a percentage of operating revenues, operating supplies declined from 12.7% to 10.5% due to the increase of the owner-operator fleet. Taxes and licenses increased $85,259 or 18.3% compared to the first quarter of 1997 from $466,570 to $551,829. As a percentage of operating revenues, taxes and licenses declined from 2.7% to 2.0% due to the impact of the increasing owner-operator fleet. Insurance and claims increased $488,184 or 56.5% compared to the first quarter of 1997 from $863,706 to $1,351,890. As a percentage of operating revenues, insurance and claims declined from 5.0% to 4.8%. Communication and utilities increased $123,015 or 40.1% compared to the first quarter of 1997 from $306,787 to $429,802. As a percentage of operating revenues, communication and utilities declined from 1.8% to 1.5% due to the increase in the owner-operator program. Depreciation and amortization expense increased $285,785 or 13.2% compared to the first quarter of 1997 from $2,172,095 to $2,457,880. As a percentage of operating revenues, depreciation and amortization declined from 12.6% to 8.8% due to the increase in the owner-operator program and the increase in the sales-leaseback transactions. Gain and disposition of property and equipment increased $310,532 due to the increase in sales-type leases (related to the sale of equipment to owner/operators). Cost of independent contractors was $7,469,886 for the three months ended March 31, 1998 compared to $0 for the three months ended March 31, 1997, since the Company had no owner operators until June 1997. Cost of independent contractors comprises the net payments made to the owner-operators after certain operating expenses are deducted. Interest expense increased $71,518 or 22.7% compared to the first quarter of 1997 from $314,925 to $386,443. As a percentage of operating revenues, interest expense declined from 1.8% to 1.4% due to the increase in the owner-operator fleet and to reduced debt.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements are for capital expenditures and operating expenses, including labor costs, fuel costs and operating supplies. Historically, the Company's primary sources of cash have been from operations, bank borrowings and sales of common stock of the Company.
         Accounts receivable at March 31, 1998 increased 64% or $4,269,268 compared to the amount at March 31, 1997. This represents 15.8% of total assets at March 31, 1998 versus 12.2% of total assets at March 31, 1997. The days of revenue in accounts receivable for the period ended March 31, 1998 were 35.2 compared to 34.8 for the same period in 1997. The increase in accounts receivable was due to the increase in sales volume and does not represent a change in uncollectible accounts. The Company has not recognized any significant bad debt expense in any of the periods represented relating to trade receivables. The Company reserves for bad debts that are related to the sales-type leases. Bad debt expense on such leases for the quarter ended March 31, 1998 was $324,600 compared to $0 for the same period in 1997.
         Net cash flow provided by operating activities was $1,160,341 during the first three months of 1998, compared to $818,687 during the same period for 1997. The Company had a working capital surplus of $3,041,188 at March 31, 1998.
         The Company's bank debt bears interest ranging from LIBOR plus 1.00 % to LIBOR plus 2.00 % and 7.16% to 7.35 % per annum, all payable in monthly installments with maturities through October 2003. The bank debt is collateralized by revenue equipment. The Company also has two lines of credit with limits of $1,750,000 and $1,500,000 bearing interest at the banks 30-day LIBOR rate plus 2.25% and prime less .125%, respectively. The amounts borrowed under these lines of credit as of March 31, 1998 were $1,021,149 and $458,608, respectively.
         Management anticipates increasing the Company's fleet in 1998 by an aggregate of 75 tractors and 150 trailers net of replacements, at an anticipated cost of approximately $12,000,000. Management expects to continue financing such equipment purchases through equipment financing arrangements with various lenders.
         As of March 31, 1998 the Company believes that the availability of credit under both lines of credit and internally generated cash will be adequate to finance its operations and anticipated capital expenditures through fiscal 1998.

Part II. Other Information.

         Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  27       Financial data schedule

         (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1998.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                           Boyd Bros. Transportation Inc.
     (Registrant)



  Date:   May 13, 1998                         /s/ Richard C. Bailey
                                            ---------------------------
                                     Richard C. Bailey, Chief Financial Officer
                                           (Principal Accounting Officer)