Form 10-Q
period 1998-06-30
BOYD BROS TRANSPORTATION INC
filed 1998-08-12
CIK 920907

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________________  to  ___________________

Commission File Number           0-23948
                        -----------------------

                         BOYD BROS. TRANSPORTATION INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                     63-6006515
(State or other jurisdiction of                 (IRS Employer Identification
incorporation or organization)                             Number)

                     3275 Highway 30, Clayton, Alabama 36016
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (334) 775-1400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such reports) Yes  X   No      , and (2) has been subject to
                                   ----    -----
such filing requirements for the past 90 days. Yes  X     No
                                                   ----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 1998.

Common Stock, $.001 Par Value                                4,094,628
-----------------------------                                ---------
           (Class)                                      (Number of Shares)

                                      INDEX


                                                                                              Page Number
                                                                                              -----------
Part I.  Financial Information

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets
                           June 30, 1998 and December 31, 1997                                    3

                  Condensed Consolidated Statements of Income
                           Three- and six-month Periods Ended June 30, 1998 and 1997              5

                  Condensed Consolidated Statements of Cash Flows
                           Six-month Periods Ended June 30, 1998 and 1997                         6

                  Notes to Condensed Consolidated Financial Statements                            7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                             8

Part II. Other Information

         Item 4.   Submission of Matters to a Vote of Security Holders                           11

         Item 5.   Other Information                                                             11

         Item 6.   Exhibits and Reports on Form 8-K                                              11

         Signatures                                                                              13

                         BOYD BROS. TRANSPORTATION INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     JUNE 30,          DECEMBER 31,
                                                                       1998               1997
                                                                   -----------         -----------
                                                                             (UNAUDITED)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                     $ 2,621,584         $ 3,417,174
     Marketable securities                                                  --             250,000
     Accounts receivable
         Trade and interline                                        11,284,022           9,415,737
         Other                                                         121,918             117,034
     Current portion of net investment in sales-type lease           1,055,525             508,829
     Inventories                                                       376,378             263,352
     Prepaid tire expense                                              281,631             904,381
     Other prepaid expenses                                          1,892,990           1,387,587
     Deferred income tax                                               549,776             174,587
                                                                   -----------         -----------

         Total current assets                                       18,183,824          16,438,681
                                                                   -----------         -----------

PROPERTY AND EQUIPMENT:
     Land and land improvements                                      1,159,570           1,046,245
     Buildings                                                       3,278,527           3,278,527
     Revenue equipment                                              57,680,206          58,668,742
     Other equipment                                                 9,773,948           9,435,642
     Leasehold improvements                                            339,944             339,944
                                                                   -----------         -----------

         Total                                                      72,232,195          72,769,100
     Less accumulated depreciation and
         amortization                                               27,644,953          23,910,352
                                                                   -----------         -----------

         Property and equipment, net                                44,587,242          48,858,748
                                                                   -----------         -----------

OTHER ASSETS
     Net investment in sales-type lease                              2,752,435           1,656,490
     Goodwill                                                        4,349,582           4,459,222
     Deposits and other assets                                         178,237             112,861
                                                                   -----------         -----------
         Total other assets                                          7,280,254           6,228,573

TOTAL                                                              $70,051,320         $71,526,002
                                                                   ===========         ===========

See notes to condensed consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     JUNE 30,          DECEMBER 31,
                                                                       1998               1997
                                                                   -----------         -----------
                                                                             (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt                          $ 5,223,518         $ 5,914,785
     Revolving line of credit                                               --           1,021,849
     Accounts payable - trade and interline                          2,017,561           1,517,218
     Income taxes                                                           --             230,327
     Accrued liabilities:
         Self-insurance claims                                       1,746,092           2,122,182
         Salaries and wages                                          1,967,795           1,069,515
         Other                                                       1,240,523             778,148
                                                                   -----------         -----------

         Total current liabilities                                  12,195,489          12,654,024

LONG-TERM DEBT                                                      15,605,716          19,251,702

DEFERRED INCOME TAXES                                               11,133,918          10,165,682
                                                                   -----------         -----------
         Total liabilities                                          38,935,123          42,071,408
                                                                   -----------         -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value - 1,000,000
         shares authorized; no shares issued and
         outstanding
     Common stock, $.001 par value - 10,000,000
         shares authorized; 4,094,628
         shares issued and
         outstanding                                                     4,095               4,095
     Additional paid-in capital                                     17,030,222          17,030,222
     Retained earnings                                              14,081,880          12,420,277
                                                                   -----------         -----------

         Total stockholders' equity                                 31,116,197          29,454,594
                                                                   -----------         -----------

TOTAL                                                              $70,051,320         $71,526,002
                                                                   ===========         ===========


See notes to condensed consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                           THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                             1998               1997             1998             1997
                                         ------------      ------------      ------------      ------------
                                                   (UNAUDITED)                         (UNAUDITED)

OPERATING REVENUES                       $ 30,370,365      $ 19,303,013      $ 58,258,720      $ 36,499,919

OPERATING EXPENSES:
     Salaries, wages and
         employee benefits                  9,434,693         8,599,156        18,346,220        16,127,616
     Cost of independent contractors        7,727,734            14,055        14,937,090            14,055
     Fuel                                   2,756,322         2,870,959         5,420,855         5,603,368
     Operating supplies                     3,359,761         2,236,107         6,298,748         4,424,419
     Taxes and licenses                       741,698           598,374         1,293,526         1,064,944
     Insurance and claims                   1,147,895           841,917         2,499,784         1,705,623
     Communications and utilities             368,076           306,626           797,878           613,413
     Depreciation and amortization          2,435,142         2,340,852         4,893,021         4,512,947
     (Gain) Loss on disposition of
         property and equipment, net            7,380           (92,981)            7,380           (42,981)
     Other                                     31,260           103,894           266,526           247,203
                                         ------------      ------------      ------------      ------------

     Total operating expenses              28,009,961        17,818,959        54,761,028        34,270,607
                                         ------------      ------------      ------------      ------------

OPERATING INCOME                            2,360,404         1,484,054         3,497,692         2,229,312
                                         ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSES):
     Interest income                           15,887            28,217            43,717            47,997
     Interest expense                        (414,300)         (328,456)         (800,742)         (643,381)
     Rental income                             19,250                --            19,250                --
                                         ------------      ------------      ------------      ------------
     Other expenses, net                     (379,163)         (300,239)         (737,775)         (595,384)
                                         ------------      ------------      ------------      ------------

INCOME BEFORE PROVISION FOR
     INCOME TAXES                           1,981,241         1,183,815         2,759,917         1,633,928

PROVISION FOR INCOME TAXES                    778,269           510,840         1,098,269           690,865
                                         ------------      ------------      ------------      ------------

NET INCOME                               $  1,202,972      $    672,975      $  1,661,648      $    943,063
                                         ============      ============      ============      ============

NET INCOME PER SHARE
      (Basic and Diluted)                $       0.29      $       0.18      $       0.41      $       0.25
                                         ============      ============      ============      ============

WEIGHTED AVERAGE SHARES
     OUTSTANDING                            4,094,628         3,700,688         4,094,628         3,700,688
                                         ============      ============      ============      ============


See notes to condensed consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   SIX MONTHS ENDED JUNE 30,
                                                                      1998            1997
                                                                   -----------    -----------
                                                                          (UNAUDITED)

OPERATING ACTIVITIES:
     Net income                                                    $ 1,661,648    $   943,063
     Adjustments to reconcile net income to net cash provided
        by operating activities:
         Depreciation expense                                        4,820,097      4,512,947
         Amortization of goodwill                                       72,924             --
         Provision for bad debt sales-type leases                      666,919             --
         (Gain) Loss on disposal of property and equipment, net     (1,037,891)       (42,981)
         Provision for deferred income taxes                         1,098,269        690,865
         Changes in assets and liabilities provided (used) cash:
             Marketable securities                                          --        100,000
             Accounts receivable                                    (1,851,513)    (1,795,911)
             Deferred income taxes                                    (696,119)      (727,867)
             Deposits and other assets                                (884,899)      (407,057)
             Accounts payable-trade and interline                      328,457     (1,033,241)
             Accrued liabilities and other current liabilities       1,245,349      1,123,976
                                                                   -----------    -----------
                 Net cash provided by operating activities           5,423,241      3,363,794
                                                                   -----------    -----------

INVESTING ACTIVITIES:
     Purchase of short-term investments                                250,000             --
     Payments received on lease payments                               500,820             --
     Capital expenditures-revenue equipment                         (2,155,888)    (7,620,459)
     Proceeds from disposals of property and equipment                 544,475      1,682,033
                                                                   -----------    -----------
                 Net cash used in operating activities                (860,593)    (5,938,426)
                                                                   -----------    -----------

FINANCING ACTIVITIES:
     Proceeds from long-term debt                                    2,684,820      8,285,130
     Principal payments on long-term debt                           (8,043,058)    (7,141,109)
                                                                   -----------    -----------
                 Net cash (used in) provided by financing
                    activities                                      (5,358,238)     1,144,021
                                                                   -----------    -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                           (795,590)    (1,430,611)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     3,417,174      3,593,206
                                                                   -----------    -----------

 BALANCE AT END OF PERIOD                                          $ 2,621,584    $ 2,162,595
                                                                   ===========    ===========

SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
     Net investment in sales-type leases                             2,450,440             --
                                                                   ===========    ===========


See notes to condensed consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

         In the opinion of management of Boyd Bros. Transportation, Inc. and Welborn Transport (The Company), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 1998, the results of operations for the three months and six months ended June 30, 1998 and 1997, and cash flows for the six months ended June 30, 1998 and 1997. Interim results are not necessarily indicative of results for a full year.

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

2.  FINANCIAL STATEMENTS

         The condensed consolidated financial statements include the accounts of Boyd Bros. Transportation, Inc. and its wholly owned subsidiary, Welborn Transport. All significant intercompany balances, transactions and stockholdings have been eliminated. FASB Statement No. 130, Reporting Comprehensive Income, became effective for the Company's consolidated financial statements for the quarter ended March 31, 1998. This statement had no impact on such financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Boyd Bros. Transportation, Inc., headquartered in Clayton, Alabama is a flatbed truckload carrier that operates primarily throughout the eastern two-thirds of the United States, hauling primarily steel products and building materials. In these markets, Boyd Bros. serves high-volume, time sensitive shippers that demand time-definite delivery.

         Historically, the Company has owned its revenue equipment and operated through employee operators. The Company's expansion in the past, therefore, has required significant capital expenditures which have been funded through secured borrowings. During 1997, as a strategy to expand the Company's potential for growth without the concomitant increase in capital expenditures typically related to owned equipment, the Company began adding owner/operators to its fleet. The Company then accelerated the implementation of this strategy in December 1997 with the acquisition of Welborn Transport, Inc. which specializes in short-haul routes using a largely owner/operator fleet.

RESULTS OF OPERATIONS

         Operating revenues increased $11,067,352 or 57% for the three-month period ended June 30, 1998 compared to the same period in 1997 due to increased demand for the Company's services and higher rates. Revenues attributable to Welborn Transport accounted for three-fourths of the overall increase in operating revenues; Welborn Transport was not part of the Company until December 1997. Additionally, revenue per truck increased due to better utilization and reduced deadhead. Operating revenues increased $21,758,801 or 60% for the six-month period ended June 30, 1998 compared to the same period in 1997. The increase is due to the Welborn Transport acquisition and also greater demand for the Company's services. Additionally, revenue per truck increased due to better utilization and reduced deadhead.

         Total operating expenses increased $10,299,421 or 62% during the three-month period ended June 30, 1998 compared to the three months ended June 30, 1997. The operating ratio for the second quarter of 1998 was 92.2% compared to 92.3% for the same period in 1997.

         Salaries, wages and benefits increased $835,537 or 9.7% compared to the second quarter of 1997 from $8,599,156 to $9,434,693. The increase was at a slower rate than revenues due to Welborn Transport's fleet being predominantly owner/operator. Fuel costs decreased $114,637 or 4.0% compared to the second quarter of 1997 from $2,870,959 to $2,756,322. Decreasing fuel cost per gallon, the increase in owner/operator units, and an increase in fuel efficiency accounted for the decrease in fuel cost for the second quarter of 1998. Operating supplies increased $1,123,654 or 50.3% compared to the second quarter of 1997 from $2,236,107 to $3,359,761. As a percentage of operating revenues, operating supplies decreased from 11.6% to 11.1% due to the increase of the owner/operator fleet. Taxes and licenses increased $143,324 or 24.0% compared to the second quarter of 1997 from $598,374 to $741,698. As a percentage of operating revenues, taxes and licenses decreased from 3.1% to 2.4% due to the increase in the owner/operator fleet. Insurance and claims increased $305,978 or 36.3% compared to the second quarter of 1997 from $841,917 to $1,147,895. Insurance and claims as a percentage of operating revenues decreased from 4.4% to 3.8%. Communication and utilities increased $61,450 or 20% compared to the second quarter of 1997 from $306,626 to $368,076. As a percentage of operating revenues, communication and utilities decreased from 1.6% to 1.2% due to the increase in the owner/operator fleet. Depreciation and amortization expense increased $94,290 or 4.0% compared to the second quarter of 1997 from $2,340,852 to $2,435,142. As a percentage of operating revenues, depreciation and amortization decreased from 12.1% to 8.0% due to the increase in the owner/operator fleet and an increase in the sales-type lease transactions. The gain on disposition of property and equipment, net was $7,380 compared with a loss of $93,981 in the second quarter of 1997 due to an increase in sales-type leases (related to the sale of equipment to owner/operators). Cost of independent contractors was $7,727,734 for the three months ended June 30, 1998 compared to $14,055 for the same three months ended June 30, 1997. The Company had no owner operators until June 1997. Cost of independent contractors represents net payments made to the owner/operators after certain operating expenses are deducted, and the cost of independent contractors is offset by any gain on the sale of assets related to sales-type transactions as well as interest income and bad debt expense.

         Interest expenses increased $85,844 or 26.1% compared to the second quarter of 1997 from $328,456 to $414,300. As a percentage of operating revenues, interest expense decreased from 1.7% to 1.4% due to the increase in the owner/operator fleet and reduced debt.

         Total operating expenses for the year-to-date period ended June 30, 1998 increased $20,490,467 or 60% compared to the same period last year. The operating ratio year to date June 30, 1998 was 94.0% compared to 93.9% for the same period last year. The increase was due to the acquisition of Welborn Transport on December 8, 1997 and also the introduction of the owner/operator fleet at Boyd Bros. in June 1997. Currently there are 400 owner/operators under contract with Boyd Bros. Transportation. Salaries and wages increased $2,218,604 or 13.8% during the six-month period ended June 30, 1998 compared to the same period last year due to increased staffing and wage increases. Operating supplies increased $1,874,329 or 42.4% during the six-month period ended June 30, 1998 compared to the same period last year due to an increase in over-the-road maintenance and tire costs. However, operating supplies cost decreased as a percentage of revenue from 12.1% to 10.8%. Fuel costs decreased 6.1% for the six-month period ended June 30,1998 due to lower cost per gallon and improved fleet fuel efficiency.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements are for capital expenditures and operating expenses, including labor costs, fuel costs and operating supplies. Historically, the Company's primary sources of cash have been from operations, bank borrowings and issuance of common stock of the Company.

         Accounts receivable at June 30, 1998 increased 19.8% or $1,868,285. This represents 16.10% of total assets at June 30, 1998 versus 13.2% of total assets at December 31, 1997. The increase is due to the increase in sales volume and does not represent a change in uncollectible accounts. The days of revenue in accounts receivable for the period ended June 30, 1998 were 30.1 compared to
29.8 for the same period in 1997. The Company has not recognized any significant bad debt expense in any of the periods represented relating to trade receivables. The Company does reserve for bad debts that are related to the sales-type leases, which were started in June 1997. The provision for such reserves on sales-type type leases for the quarter ended June 30, 1998 was $549,000 compared to $0 for the same period in 1997.

         Net cash flow provided by operating activities was $5,423,241 during the first six months of 1998 compared to $3,363,794 during the same period for 1997. The Company had a working capital surplus of $5,988,335 at June 30, 1998.

         The Company's bank debt bears interest ranging from LIBOR plus 1.25% and 7.16% to 7.35% per annum, all payable in monthly installments with maturities through October 2003. The bank debt is collateralized by revenue equipment. The Company also has two lines of credit with limits of $1,750,000 and $1,500,000 bearing interest at the bank's 30 day LIBOR rate plus 1.25% and the prime rate less .125%, respectively. There were no amounts borrowed under these lines of credit as of June 30, 1998.

         Management anticipates increasing the Company's fleet in 1998 by an aggregate of 75 tractors and 150 trailers net of replacements, at an anticipated cost of approximately $12,000,000. Management expects to continue financing such equipment purchases through equipment financing arrangements with various lenders.

         As of June 30,1998 the Company believes that the availability of credit under both lines of credit and internally generated cash will be adequate to finance its operations and anticipated capital expenditures through 1998.

YEAR 2000 COMPLIANCE

         The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the year 2000 compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

         In 1997, the Company completed a conversion and modification from existing systems and software to programs that are year 2000 compliant. As of June 30, 1998, management has determined that the conversion and testing of all significant systems is complete. All internal and external costs associated with the Company's year 2000 compliance activities were expensed as incurred. These costs were not material to the Company's consolidated financial statements.

         The Company has plans to communicate with significant customers, vendors and other third parties with which it does significant business to determine their year 2000 compliance readiness. However, there can be no guarantee that the systems of other entities will be timely converted, or that their failure to convert, or a conversion that is incompatible with the Company's systems, will not have an adverse effect on the Company.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 19, 1998, the Company held its 1998 annual meeting of stockholders. A total of 3,728,435 shares, or 91.1% of the Company's outstanding shares, were represented at the meeting either in person or by proxy.

Three directors were nominated by the Company's Board of Directors to serve new three-year terms expiring in 2001. These nominees, and the voting results for each, are listed below:

                                Term Expires             For         Withheld
                                ------------             ---         --------
Dempsey Boyd                        2001             3,726,135         2,300
Boyd Whigham                        2001             3,726,435         2,000
Miller Welborn                      2001             3,726,435         2,000

Incumbent directors not standing for election at the 1998 annual meeting of stockholders and whose terms continued after the meeting were:

                                Term Expires
                                ------------

Richard C. Bailey                   1999
Paul G. Taylor                      1999
Stephen J. Silverman                1999
Donald G. Johnston                  2000
Glyn E. Newton                      2000
Wyatt Shorter                       2000

Also at the annual meeting, stockholders considered and voted on two additional items of business:

Stockholders ratified an amendment to the Company's 1994 Stock Option Plan, increasing the maximum number of shares that may be issued and sold under the plan. A total of 3,461,085 shares were voted in favor of this proposal, 264,900 shares were voted against, and 2,450 shares abstained.

Stockholders ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors for the year ending December 31, 1998. A total of 3,695,125 shares were voted in favor of this proposal, 32,310 shares were voted against, and 1,000 shares abstained.

ITEM 5.  OTHER INFORMATION

On July 17, 1998, Donald G. Johnston resigned as President and Chief Executive Officer of the Company. Mr. Johnston also resigned his position as a director of the Company, and with his resignation, the board of directors determined that the size of the board would be reduced to eight members. Miller Welborn was elected Acting President and Chief Executive Officer of the Company.

Proposals by stockholders intended to be presented at the 1999 annual meeting must be forwarded in writing and received at the principal executive office of the Company no later than December 11, 1998, directed to the attention of the Secretary, for consideration for inclusion in the Company's proxy statement for the annual meeting of stockholders to be held in 1999. Moreover, with regard to any proposal by a stockholder not seeking to have such proposal included in the proxy statement but seeking to have such proposal considered at the 1999 annual meeting, if such stockholder fails to notify the Company in the manner set forth above of such proposal no later than February 24, 1999, then the persons appointed as proxies may exercise their discretionary voting authority if the proposal is considered at the 1999 annual meeting notwithstanding that stockholders have not been advised of the proposal in the proxy statement for the 1999 annual meeting. Any proposals submitted by stockholders must comply in all respects with the rules and regulations of the Securities and Exchange Commission and the provisions of the Company's Bylaws and of Delaware law.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

         27       Financial data schedule.

(b)   Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                      Boyd Bros. Transportation Inc.
                                                (Registrant)



 Date:   August 10,  1998             /s/ Richard C. Bailey
                                      ------------------------------------------

                                      Richard C. Bailey, Chief Financial Officer
                                      (Principal Accounting Officer)