Form 10-Q
period 1998-09-30
BOYD BROS TRANSPORTATION INC
filed 1998-11-13
CIK 920907

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

      [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                                               ------------------
                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________________ to  _____________________

Commission File Number 0-23948
                      ---------

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
              (Registrant's telephone number, including area code)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No __, and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 13, 1998.

Common Stock, $.001 Par Value                                  4,069,628
-----------------------------                                  ---------
           (Class)                                        (Number of Shares)

                                      INDEX


                                                                                                         Page Number
Part I.  Financial Information

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets
                           September 30, 1998 and December 31, 1997                                              3

                  Condensed Consolidated Statements of Income
                           Three- and nine-month Periods Ended September 30, 1998 and 1997                       5

                  Condensed Consolidated Statements of Cash Flows
                           Nine-month Periods Ended September 30, 1998 and 1997                                  6

                  Notes to Condensed Consolidated Financial Statements                                           7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                            8

Part II. Other Information

         Item 5.  Other Information                                                                             11

         Item 6.   Exhibits and Reports on Form 8-K                                                             11

         Signatures                                                                                             12

                         BOYD BROS. TRANSPORTATION INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER 30,           DECEMBER 31,
                                                                        1998                    1997
                                                                      -----------            -----------
                                                                                  (UNAUDITED)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                        $ 1,173,555            $ 3,417,174
     Marketable securities                                                250,000                250,000
     Accounts receivable:
        Trade and interline                                            11,419,385              9,415,737
        Other                                                             167,974                117,034
     Current portion of net investment in sales-type lease              1,108,835                508,829
     Inventories                                                          287,072                263,352
     Prepaid tire expense                                                 589,631                904,381
     Other prepaid expenses                                             2,574,688              1,387,587
     Deferred income tax                                                  549,776                174,587
                                                                      -----------            -----------
        Total current assets                                           18,120,916             16,438,681
                                                                      -----------            -----------

PROPERTY AND EQUIPMENT:
     Land and land improvements                                         1,887,486              1,046,245
     Buildings                                                          3,286,027              3,278,527
     Revenue equipment                                                 60,155,629             58,668,742
     Other equipment                                                   10,194,855              9,435,642
     Leasehold improvements                                               339,944                339,944
                                                                      -----------            -----------
        Total                                                          75,863,941             72,769,100
     Less accumulated depreciation and
        amortization                                                   27,726,355             23,910,352
                                                                      -----------            -----------

        Property and equipment, net                                    48,137,586             48,858,748
                                                                      -----------            -----------

OTHER ASSETS:
     Net investment in sales-type lease                                 3,870,549              1,656,490
     Goodwill                                                           4,298,808              4,459,222
     Deposits and other assets                                            194,274                112,861
                                                                      -----------            -----------
        Total other assets                                              8,363,631              6,228,573
                                                                      -----------            -----------
TOTAL                                                                 $74,622,133            $71,526,002
                                                                      ===========            ===========


See notes to condensed consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER 30,           DECEMBER 31,
                                                                         1998                    1997
                                                                      -----------            -----------
                                                                                  (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt                             $ 5,846,957            $ 5,914,785
     Revolving line of credit                                                  --              1,021,849
     Accounts payable - trade and interline                             2,436,968              1,517,218
     Income taxes                                                              --                230,327
     Accrued liabilities:
        Self-insurance claims                                           1,922,981              2,122,182
        Salaries and wages                                              1,060,465              1,069,515
        Other                                                           1,612,177                778,148
                                                                      -----------            -----------
        Total  current liabilities                                     12,879,548             12,654,024

LONG-TERM DEBT                                                         18,003,382             19,251,702

DEFERRED INCOME TAXES                                                  11,517,305             10,165,682
                                                                      -----------            -----------
        Total liabilities                                              42,400,235             42,071,408
                                                                      -----------            -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value - 1,000,000
        shares authorized; no shares issued and
        outstanding
     Common stock, $.001 par value - 10,000,000
        shares authorized; 4,094,628
        shares issued and
        outstanding                                                         4,095                  4,095
     Additional paid-in capital                                        17,030,222             17,030,222
     Retained earnings                                                 15,187,581             12,420,277
                                                                      -----------            -----------
        Total stockholders' equity                                     32,221,898             29,454,594
                                                                      -----------            -----------
TOTAL                                                                 $74,622,133            $71,526,002
                                                                      ===========            ===========


See notes to condensed consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                        THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                        --------------------------------     -------------------------------
                                            1998              1997               1998             1997
                                         ------------      ------------      ------------      ------------
                                                    (UNAUDITED)                        (UNAUDITED)
OPERATING REVENUES                       $ 30,220,699      $ 19,573,508      $ 88,479,419      $ 56,442,904

OPERATING EXPENSES:
     Salaries, wages and
        employee benefits                   9,384,193         8,021,629        27,730,413        24,163,300
     Cost of independent contractors        7,715,629           300,640        22,913,249           318,471
     Fuel                                   2,612,844         2,808,239         8,033,699         8,781,072
     Operating supplies                     3,408,470         2,694,459         9,687,968         7,118,648
     Taxes and licenses                       645,325           596,281         1,938,852         1,661,226
     Insurance and claims                   1,483,457           923,768         3,983,241         2,629,391
     Communications and utilities             391,079           330,572         1,188,957           943,985
     Depreciation and amortization          2,486,505         2,289,883         7,379,527         6,802,829
     Gain on disposition of property
        and equipment, net                   (262,567)         (174,937)         (515,718)         (218,144)
     Other                                    128,497            71,480           395,023           304,629
                                         ------------      ------------      ------------      ------------
     Total operating expenses              27,993,432        17,862,014        82,735,211        52,505,407
                                         ------------      ------------      ------------      ------------
OPERATING INCOME                            2,227,267         1,711,494         5,744,208         3,937,497
                                         ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSES):
     Interest income                           24,558            28,194            68,282            76,190
     Interest expense                        (391,602)         (370,954)       (1,192,345)       (1,014,335)
                                         ------------      ------------      ------------      ------------
     Other expenses, net                     (367,044)         (342,760)       (1,124,063)         (938,145)
                                         ------------      ------------      ------------      ------------

INCOME BEFORE PROVISION FOR
     INCOME TAXES                           1,860,223         1,368,734         4,620,145         2,999,352

PROVISION FOR INCOME TAXES                    754,569           579,170         1,852,841         1,270,035
                                         ------------      ------------      ------------      ------------
NET INCOME                               $  1,105,654      $    789,564      $  2,767,304      $  1,729,317
                                         ============      ============      ============      ============

NET INCOME PER SHARE
      (Basic and Diluted)                $       0.27      $       0.21      $       0.68      $       0.47
                                         ============      ============      ============      ============
WEIGHTED AVERAGE SHARES
     OUTSTANDING                            4,094,628         3,700,688         4,094,628         3,700,688
                                         ============      ============      ============      ============


See notes to condensed consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                                           -------------------------------
                                                                                               1998             1997
                                                                                           ------------      ------------
                                                                                                     (UNAUDITED)
OPERATING ACTIVITIES:
     Net income                                                                            $  2,767,304      $  1,729,317
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation expense                                                                  7,238,014         6,802,829
        Amortization of goodwill                                                                141,513                --
        Provision for bad debt sales-type leases                                              1,139,573                --
        Gain on disposal of property and equipment, net                                      (2,170,913)         (218,144)
        Provision for deferred income taxes                                                   1,852,841         1,270,035
        Changes in assets and liabilities provided (used) cash:
            Marketable securities                                                                    --           100,000
            Accounts receivable                                                              (2,013,238)       (3,000,165)
            Deferred income taxes                                                              (574,102)         (891,491)
            Deposits and other assets                                                        (1,597,945)         (372,425)
            Accounts payable - trade and interline                                              509,523           661,963
            Accrued liabilities and other current liabilities                                 1,462,325         1,164,108
                                                                                           ------------      ------------
               Net cash provided by operating activities                                      8,754,895         7,246,027
                                                                                           ------------      ------------

INVESTING ACTIVITIES:
     Payments received on lease payments                                                        412,747                --
     Capital expenditures - revenue equipment                                               (10,070,520)      (12,389,506)
     Proceeds from disposals of property and equipment                                          989,963         3,732,657
                                                                                           ------------      ------------
               Net cash used in operating activities                                         (8,667,810)       (8,656,849)
                                                                                           ------------      ------------

FINANCING ACTIVITIES:
     Proceeds from long-term debt                                                             9,292,748        12,411,109
     Principal payments on long-term debt                                                   (11,623,452)      (11,955,194)
                                                                                           ------------      ------------
               Net cash (used in) provided by financing activities                           (2,330,704)          455,915
                                                                                           ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    (2,243,619)         (954,907)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              3,417,174         3,593,206
                                                                                           ------------      ------------

BALANCE AT END OF PERIOD                                                                   $  1,173,555      $  2,638,299
                                                                                           ============      ============
SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
     Net investment in sales-type leases                                                   $  3,866,065      $    275,400
                                                                                           ============      ============


See notes to condensed consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

         In the opinion of management of Boyd Bros. Transportation, Inc. (The Company), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 1998, the results of operations for the three months and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30,1998 and 1997. Interim results are not necessarily indicative of results for a full year.
         The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended December 31,1997.
         The condensed consolidated financial statements and notes should be read in conjunction with the summary of accounting policies and notes to the financial statements included in the Company's Form 10-K for the year ended December 31,1997.

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

3. ENVIRONMENTAL MATTERS

         The Company's operations are subject to certain federal, state and local laws and regulations concerning the environment. Certain of the Company's facilities are located in historically industrial areas, and therefore, there is the possibility of environmental liability as a result of operations by prior owners as well as the Company's use of fuels and underground storage tanks at its regional service centers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Boyd Bros. Transportation, Inc., headquartered in Clayton, Alabama, is a flatbed truckload carrier that operates mainly throughout the eastern two-thirds of the United States, hauling primarily steel products and building materials. In these markets, Boyd Bros. serves high-volume, time sensitive shippers that demand time-definite delivery.

         Historically, the Company has owned its revenue equipment and operated through employee operators. The Company's expansion in the past, therefore, has required significant capital expenditures which have been funded through secured borrowings. During 1997, as a strategy to expand the Company's potential for growth without the concomitant increase in capital expenditures typically related to owned equipment, the Company began adding owner/operators to its fleet. The Company then accelerated the implementation of this strategy in December 1997 with the acquisition of Welborn Transport, Inc. which specializes in short-haul routes using largely an owner/operator fleet.

RESULTS OF OPERATIONS

         Operating revenues increased $10,647,191 or 54.3% for the three-month period ended September 30, 1998 compared to the same period in 1997. Welborn Transport accounted for 75% of the increase in operating revenues, while the remainder of the increase was due to increased demand for the Company's services and higher rates. Additionally, revenue per truck increased due to better utilization and reduced deadhead. Operating revenues increased $32,036,515 or 56.7% for the nine-month period ended September 30, 1998 compared to the same period in 1997. The increase is due to the Welborn Transport acquisition and also greater demand for the Company's service. Additionally, revenue per truck increased due to better utilization and reduced deadhead.

         Total operating expenses increased $10,131,418 or 56.7% during the three-month period ended September 30, 1998 compared to the three months ended September 30, 1997. The operating ratio for the third quarter of 1998 was 92.6% compared to 91.5% for the same period in 1997.

         Salaries, wages and benefits increased $1,362,564 or 17.0% compared to the third quarter of 1997 from $8,021,629 to $9,384,193. The increase was at a slower rate than revenues due to Welborn Transport's fleet being predominantly owner/operator. Fuel costs decreased $195,395 or 7.0% compared to the third quarter of 1997 from $2,808,239 to $2,612,844. Decreasing fuel cost per gallon, the increase in owner/operator units, and the increase in fuel efficiency accounted for the decrease in fuel cost for the third quarter of 1998. Operating supplies increased $714,011 or 26.5% compared to the third quarter of 1997 from $2,694,459 to $3,408,470. As a percentage of operating revenues, operating supplies decreased from 13.8% to 11.3% due to the increase of the owner/operator fleet. Taxes and licenses increased $85,636 or 8.2% compared to the third quarter of 1997 from $596,281 to $645,325. As a percentage of operating revenues, taxes and licenses decreased from 3.0% to 2.1% due to the increase in the owner/operator fleet. Insurance and claims increased $559,689 or 60.6% compared to the third quarter of 1997 from $923,768 to $1,483,457. Insurance and claims as a percentage of operating revenues increased minimally from 4.7% to 4.9%. Communication and utilities increased $60,507 or 18.3% compared to the third quarter of 1997 from $330,572 to $391,079. As a percentage of operating revenues, communication and utilities decreased from 1.7% to 1.3% due to the increase in the owner/operator fleet and also combined favorable rate negotiations with contracts that were renewed during the third quarter of 1998. Depreciation and amortization expense increased $196,622 or 8.6% compared to the third quarter of 1997 from $2,289,883 to $2,486,505. As a percentage of operating revenues, depreciation and amortization decreased from 11.7% to 8.2% due to the increase in the owner/operator fleet and an increase in the sales-type lease transactions. The gain on disposition of property and equipment, net was $262,567 compared with a gain of $174,937 in the third quarter of 1997 due to an increase in sales-type leases (related to the sale of equipment to owner/operators). Cost of independent contractors was $7,715,629 for the three months ended September 30, 1998 compared to $300,640 for the same three months ended September 30, 1997. The Company had no owner operators until June 1997. Cost of independent contractors represents net payments made to the owner/operators after certain operating expenses are deducted, and the cost of independent contractor's is offset by any gain on the sale of assets related to sales-type transactions as well as interest income and bad debt expense.

         Interest expenses increased $20,648 or 5.6% compared to the third quarter of 1997 from $370,954 to $391,602. As a percentage of operating revenues, interest expense decreased from 1.9% to 1.3% due to the increase in the owner/operator fleet and also the ability to accelerate debt repayment as a result of increased cash flow from operations for the nine month period ended September 30, 1998 compared with the same period in 1997.

         Total operating expenses for the year-to-date period ended September 30, 1998 increased $30,229,804 or 57.5% compared to the same period last year. The operating ratio year to date September 30, 1998 was 93.5% compared to 93.0% for the same period last year. The increase was due to the acquisition of Welborn Transport on December 8, 1997 and also the introduction of the owner/operator fleet at Boyd Bros. in June 1997. Currently there are 400 owner/operators under contract with the Company. Salaries and wages increased $3,567,113 or 14.8% during the nine-month period ended September 30, 1998 compared to the same period last year due to increased staffing and wage increases. Operating supplies increased $2,569,320 or 36.0% during the nine-month period ended September 30, 1998 compared to the same period last year due to an increase in over-the-road maintenance and tire costs. However, operating supplies cost decreased as a percentage of revenue from 12.6% to 10.9%. Fuel costs decreased 8.5% for the nine-month period ended September 30,1998 due to lower cost per gallon and improved fleet fuel efficiency.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements are for capital expenditures and operating expenses, including labor costs, fuel costs and operating supplies. Historically, the Company's primary sources of cash have been continuing operations, bank borrowings and issuance of common stock of the Company.

         Accounts receivable at September 30, 1998 increased 21.3% or $2,003,648. This represents 15.30% of total assets at September 30, 1998 versus 13.2% of total assets at December 31, 1997. The increase is due to the increase in sales volume and does not represent a change in uncollectible accounts. The days of revenue in accounts receivable for the period ended September 30, 1998 were 35.3 compared to 36.7 for the same period in 1997. The Company has not recognized any significant bad debt expense in any of the periods represented relating to trade receivables. The Company does reserve for bad debts that are related to the sales-type leases. Bad debt expense on sales-type type leases for the quarter ended September 30, 1998 was $344,886 and for the nine months ended was $894,028.

         Net cash flow provided by operating activities was $8,754,895 during the first nine months of 1998 compared to $7,246,027 during the same period for 1997. The Company had a working capital surplus of $5,241,368 at September 30, 1998.

         The Company's bank debt bears interest rates ranging from LIBOR plus 1.00% to LIBOR plus 1.25%. The effective interest rate ranged from 6.52% to 6.92% per annum for the quarter ended September 30, 1998. All of the bank debt is payable in monthly installments with maturities through October 2003. The bank debt is collateralized by revenue equipment. The Company also has two lines of credit with limits of $1,750,000 and $1,500,000 bearing interest at the bank's 30 day LIBOR rate plus 1.25% and the prime rate less .125%, respectively. There were no amounts borrowed under these lines of credit as of September 30, 1998.

         Management anticipates increasing the Company's fleet in 1998 by an aggregate of 75 tractors and 150 trailers net of replacements. For the nine month period ended September 30, 1998 The Company has financed $8,000,000 towards the purchase of 50 tractors and 120 trailers. Management expects to continue financing such equipment purchases through equipment financing arrangements with various lenders.

         As of September 30,1998 the Company believes that the availability of credit under both lines of credit and internally generated cash will be adequate to finance its operations and anticipated capital expenditures through 1998.

YEAR 2000 COMPLIANCE

         The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 compliance issue.

         The Company is in the process of performing a comprehensive review of its Year 2000 issues. The overall review includes (6) six phases: (1) Inventorying Year 2000 items; (2) Assigning priorities to identified items; (3) Assessing the Year 2000 compliance of items determined to be material to the company; (4) Replacing or updating material items determined not to be Year 2000 compliant; (5) Testing material items; and (6) Designing and implementing contingency and business continuation plans. The Company has grouped its information technology (IT)-Systems and Non-IT Systems into two categories, mission critical and support secondary. The mission critical group includes the IT-Systems and Non-IT Systems that are necessary to execute the Company's basic functions of hauling freight via the Company's flat-bed trucks. The Company has formed a committee to address both the mission critical and support secondary categories.

         Each of the mission critical and support secondary groups has inventoried Year 2000 items and assigned priorities to identified items. The mission critical group has determined items material to the Company and either has replaced or updated these items. As of September 30, 1998 the testing of mission critical items that were replaced or updated is 80% complete and is expected to be completed by the end of the second quarter of 1999. The Company has not developed a contingency plan for the mission critical items, but such a plan is scheduled to be developed by the end of the second quarter of 1999. Based on information provided to the Company by Qualcomm, the Company's supplier of IT-Systems and software that is used to track and communicate with the fleet, the Company believes that all systems provided to it by Qualcomm are Year 2000 compliant.

         The committee addressing support secondary items (systems that increase efficiencies but are not necessary for the provision of services or the receipt of payment), has completed assessment of Year 2000 compliance. The support secondary group is 40% complete as to replacing and updating these items. The testing is ongoing as the items are replaced or updated. The Company has not developed a contingency plan, but such a plan is scheduled to be completed by the end of the second quarter of 1999.

         As part of the Company's comprehensive review, it is continuing to identify and verify the Year 2000 readiness of third parties (vendors and customers) with whom the Company has material relationships. At present, the Company is not able to determine the effect on results of operations, liquidity and financial condition in the event the Company's material vendors and customers are not Year 2000 compliant. The Company will continue to monitor the progress of its material vendors and customers and formulate a contingency plan at that point in time when it does not believe that a material vendor or customer will be compliant.

PART II. OTHER INFORMATION.

ITEM 5. OTHER INFORMATION

On August 17, 1998, Paul Taylor resigned his position as a director of the Company. The Company has not identified a candidate to fill the vacancy created by Mr. Taylor's resignation.

On October 27, 1998, pursuant to its previously announced stock repurchase program, the Company acquired 25,000 shares of its outstanding common stock at a per share price of $6 5/8 on the open market. Total consideration paid was $165,625.

On November 3, 1998, the Company signed a letter of intent to acquire all of the outstanding common stock of Ruel Smith Transportation, Inc., a privately held flatbed trucking company based in Houston, Texas, and also its logistics company RSTS Logistics Corp. The cash-and-stock transaction is valued at $4.5 million and remains subject to the execution of a definitive acquisition agreement and other customary conditions. The acquisition is expected to be completed during the first quarter of 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
         27    Financial data schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                       Boyd Bros. Transportation Inc.
                                                 (Registrant)



Date:   November 13,  1998            /s/ Richard C. Bailey
                                      ------------------------------------------
                                      Richard C. Bailey, Chief Financial Officer
                                      (Principal Accounting Officer)