Form 10-K
period 1998-12-31
BOYD BROS TRANSPORTATION INC
filed 1999-03-31
CIK 920907

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 1998

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                          NAME OF EACH EXCHANGE ON
  TITLE OF EACH CLASS                         WHICH REGISTERED
  -------------------                         ----------------
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

                         $9,997,184 AS OF MARCH 19, 1999

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

         3,552,887 SHARES OF COMMON STOCK, PAR VALUE $.001 PER SHARE, OUTSTANDING AS OF MARCH 19, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

         DOCUMENTS INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON FORM 10-K ARE AS FOLLOWS:

         PORTIONS OF THE DEFINITIVE PROXY STATEMENT RELATING TO THE 1999 ANNUAL MEETING OF STOCKHOLDERS IN PART III, ITEMS 10 (AS RELATED TO DIRECTORS), 11, 12 AND 13. PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1998 IN PARTS II AND IV.

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

                                TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----
PART I.............................................................................................................1
         ITEM 1.   BUSINESS........................................................................................1
         ITEM 2.   PROPERTIES......................................................................................6
         ITEM 3.   LEGAL PROCEEDINGS...............................................................................7
         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................7

PART II............................................................................................................7
         ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........................7
         ITEM 6.   SELECTED FINANCIAL DATA.........................................................................8
         ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS...........................................................................8
         ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................8
         ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................................8
         ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURE........................................................................8

PART III...........................................................................................................8
         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT..................................................8
         ITEM 11.  EXECUTIVE COMPENSATION..........................................................................9
         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................................9
         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................................9

PART IV............................................................................................................9
         ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                   ON FORM 8-K.....................................................................................9

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         Boyd Bros. Transportation Inc. ("Boyd" or the "Company") is a truckload carrier that operates exclusively in the flatbed segment of the industry and hauls primarily steel products and building materials. Since its founding in 1956, Boyd has grown into what management believes is one of the largest exclusively flatbed carriers in the United States. The Company owns and operates a total of over 1,032 tractors and 1,337 flatbed trailers.

         On December 8, 1997, Boyd acquired Welborn Transport, Inc. ("Welborn") located in Tuscaloosa, Alabama (the "Welborn Acquisition"). The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired, and liabilities assumed, based upon their estimated fair market values at the acquisition date. Welborn is operated by Boyd as a stand-alone subsidiary. References to the "Company" contained herein refer to the combined operations of Boyd and Welborn. References hereinafter to "Boyd" or "Welborn" describe the distinct operations of the parent and subsidiary, respectively.

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

         Additionally, in June 1997, Boyd began contracting with independent owner-operators to provide service to its customers. Boyd has also implemented a lease-purchase program, providing Boyd's drivers with both career opportunities at Boyd and the opportunity to own their own tractor. Under the program, the driver leases the tractor from Boyd, along with an option to purchase the tractor. In turn, the driver leases the use of the tractor and the driver's services back to Boyd.

         In 1998, Boyd added another option under the owner-operator program. Owner-operators are able to lease a new tractor for three and one-half years. Boyd will retain ownership of the tractor at the end of the lease, but this will enable the owner-operator to operate a new tractor and maintain its status as independent contractor. Management believes that Boyd's owner-operator program, along with the owner-operator program already in place at Welborn, will aid in reducing driver turnover and better enable the Company to meet its growth projections.

         Welborn provides transportation services over shorter routes than traditionally provided by Boyd. Welborn operates primarily in the southeastern United States, with an average length of haul of less than 400 miles. Management believes this enhances Welborn's ability to retain quality drivers, as drivers' time away from home is thereby minimized. Welborn operates approximately 342 tractors and 355 flatbed trailers. Owner-operators own 310 of the 342 tractors utilized by Welborn, while Welborn owns the rest. The owner-operators of these units are compensated by Welborn based upon a percentage of revenue. Over 50% of Welborn's loads are booked through commissioned agents, whereas Boyd has traditionally developed direct relationships with its customers.

STRATEGY

         As discussed above, the Company's business strategy is to offer high-quality flatbed transportation services in the truckload carrier market primarily to high-volume, time-sensitive customers. The key components of the Company's strategy are as follows:

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

         Technology. Boyd's strategy has been to utilize technology to provide better service to its customers and to improve operating efficiency. Boyd became the first major flatbed carrier in the country to install a satellite tracking system, manufactured by QUALCOMM, in its tractors. The tracking system enables Boyd to monitor equipment locations and schedules more effectively and to communicate with both drivers and customers. Currently, Welborn does not utilize satellite tracking technology. Boyd has also installed computers on board each of its tractors to monitor fuel efficiency and other operational data. Boyd will continue to monitor and implement technological developments that will enable Boyd to improve customer service and operating efficiency.

         Premium Quality Tractors. Boyd continuously upgrades its fleet of tractors. Maintaining a young, high-quality fleet of tractors facilitates Boyd's ability to recruit and retain drivers, achieve maximum on-time reliability, maximize fuel economy and convey an image of quality to existing and potential customers. While Welborn maintains a fleet of high-quality tractors, the shorter routes over which its vehicles are dispatched enables these units to be serviced more frequently. Accordingly, it has not been necessary for Welborn to replace its fleet as frequently as Boyd.

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

         The Company's largest 20, 10 and 5 customers accounted for approximately 57.7%, 43.4% and 31.1%, respectively, of the Company's revenues during 1998. Many of the Company's largest 20 customers are publicly-held companies. No single customer accounted for more than 10% of the Company's revenues during 1998.

OPERATIONS

         The Company's operations are designed to maximize efficiency and provide quality service to customers. All of Boyd's fleet operations, routing and scheduling are centrally coordinated through a satellite tracking system from its corporate headquarters in Clayton, Alabama. Through the use of Boyd's satellite-based communication system, which is complemented by its fully-integrated mainframe computer system, dispatchers monitor the location and delivery schedules of all shipments and equipment to coordinate routes and maximize utilization of Boyd's drivers and equipment. See "Transportation Technology."

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

         Welborn's corporate offices are located in Tuscaloosa, Alabama. Welborn's terminal locations include Memphis, TN; Decatur, AL; and Columbia, SC. Welborn utilizes independent agents located in Atlanta, GA and Jackson, MS. All of Welborn's terminal locations are utilized for dispatching purposes, including the home office in Tuscaloosa. Welborn currently does not use satellite tracking systems in its operations.

DRIVERS AND EMPLOYEES

         Recruiting and retaining professional, well-trained drivers is critical to the Company's success, and all of the Company's drivers must meet specific guidelines relating primarily to safety record, driving experience and personal evaluation, including drug testing.

         To maintain high-equipment utilization, particularly during periods of growth, the Company strongly emphasizes continuous driver and owner-operator recruiting and training. Drivers are recruited at all regional terminal locations and at the Company's corporate headquarters.

         Drivers are trained in Company policies and operations, safety techniques and fuel efficient operation of equipment, and must pass a rigorous road test prior to assignment to a vehicle. The Company's training programs range from two to eight weeks of concentrated schooling, depending on a driver's level of experience. In addition, all drivers are required to participate in annual safety training and defensive driving courses for recertification by the Company. Recognizing the importance of driver contact while drivers are on the road for extended periods, the Company maintains toll-free telephone lines and publishes a newsletter containing Company information, in addition to maintaining daily contact between dispatchers and drivers.

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

         At December 31, 1998, the Company had 1,015 employees, of whom approximately 793 were drivers and driver-trainees, and the balance of whom were mechanics, other equipment maintenance personnel and support personnel, including management and administration. In addition, owner-operators accounted for the operation of approximately 460 tractors. None of the Company's employees is subject to a collective bargaining agreement, and the Company has never experienced a work stoppage. Management believes that its relationship with its employees is good.

REVENUE EQUIPMENT

         The Company's philosophy is to purchase premium quality tractors to help attract and retain drivers and to promote safe operations, and management believes the higher initial cost of such equipment is recovered through better resale marketability. Each of the Company's tractors are equipped with a sleeper cab to permit all drivers to comply conveniently and cost-effectively with the United States Department of Transportation ("DOT") hours of service guidelines and to facilitate team operations when necessary.

         At December 31, 1998, the Company owned and operated 1,032 tractors and 1,337 flatbed trailers. The tractors are manufactured by Freightliner, Kenworth and International, and the trailers are manufactured by Utility, Dorsey, Fruehauf, Fontaines, Wabash and Great Dane.

TRANSPORTATION TECHNOLOGY

         Management believes that the application of technology is an ongoing part of providing high-quality service at competitive prices, and further believes that Boyd has enhanced its strong reputation for customer satisfaction through the early, fleet-wide implementation of two computer systems.

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

         Boyd has also equipped its entire fleet of tractors with the SENSORTRACS(C) on-board computer system ("Sensortracs"), which is also produced by QUALCOMM and which monitors fuel efficiency and other operational data. Information from Sensortracs is periodically processed by one of Boyd's computers, which generates reports on vehicle efficiency and driver performance. Reports generated by this system enhance Boyd's ability to counsel its drivers on strengths and deficiencies in their driving habits and fuel efficiency and to monitor the effectiveness of driver training programs. Based on information provided by QUALCOMM, Boyd believes the on-board computer systems are year 2000 compliant.

         During 1998, Boyd developed load tendering and tracking capabilities. Customers are able to track the progress of their loads during transport using their own personal computer. Additionally, customers are able to book loads over the internet. Customers submit potential loads to the appropriate regional load planner, and the load planner will then contact the customer via the internet e-mail system to acknowledge acceptance of the load. This technological advancement enables customers to book loads routinely without having to complete the same paperwork again. Additionally, in 1998, Boyd implemented a new software program by The SABRE Group that enables Boyd to review each shipping lane to determine overall profitability and also to determine which customers are the most profitable within the lane. The end result will be that Boyd will be in a position to direct the movement of the fleet in a way that will yield the most results to the bottom line and not affecting the quality of the service.

SAFETY AND INSURANCE

         The Company's safety department is responsible for training and supervising personnel to keep safety awareness at its highest level. The Company has implemented an active safety and loss prevention program. The emphasis on safety begins in the hiring and training process, where prospective employees and owner-operators are given physical examinations and drug tests, and newly hired drivers and owner-operators, regardless of experience level, must participate in an intensive training program. See "Drivers and Employees."

         The directors of safety for the Company continuously monitor driver performance and have final authority regarding employment and retention of drivers. The Company is committed to securing appropriate insurance coverage at cost-effective rates. The primary claims that arise in the trucking industry consist of cargo loss and damage, personal injury, property damage and workers' compensation. The Company currently retains liability up to $100,000 for each claim for personal injury and property damage, $100,000 for each claim for employee medical and hospitalization, and $10,000 for each claim for cargo damage. The Company also maintains full coverage for workers' compensation claims. The Company currently purchases excess primary and umbrella insurance coverage in amounts that management believes are adequate to supplement its retained liabilities.

FUEL

         Motor carrier service is dependent upon the availability of diesel fuel. The Company's fuel expense comprised 9.0% and 15.0% of revenues in 1998 and 1997, respectively. Through on-board computers, the Company continually monitors fuel usage, miles per gallon, cost per mile and cost per gallon. The Company has not experienced any difficulty in maintaining fuel supplies sufficient to support its operations. Shortages of fuel, increases in fuel prices or fuel tax rates or rationing of petroleum products could have a material adverse effect on the operations and profitability of the Company.

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

         The Federal Motor Carrier Act of 1980 commenced a program to increase competition among motor carriers and to diminish the level of regulation in the industry. Following this deregulation, applicants have more easily been able to obtain operating authority, and interstate motor carriers such as the Company have been able to implement certain rate changes without federal approval. The Motor Carrier Act also removed many route and commodity restrictions on transportation of freight. In 1995, the Interstate Commerce Commission (the "ICC") was eliminated, and the ISTB was established within the Department of Transportation (the "DOT"). The ISTB performs all functions previously performed by the ICC. Since 1981, the Company has held authority to carry general commodities throughout the 48 contiguous states, as both a common and contract carrier.

         Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Such matters as weight and dimensions of equipment are also subject to federal and state regulation. All of the Company's drivers were required to obtain national commercial driver's licenses by April 1, 1992 pursuant to the regulations promulgated by the DOT. Also, effective in 1989, DOT regulations imposed mandatory drug testing of drivers. In addition, the Company has completed the implementation of its own ongoing drug-testing program. The DOT's national commercial driver's license and drug testing requirements have not to date adversely affected the availability of qualified drivers to the Company. DOT alcohol testing rules require certain tests, random and otherwise, for alcohol levels in drivers and other safety personnel. See "Safety and Insurance."

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

         The Company's consolidated balance sheets as of December 31, 1998 and 1997 include reserves for environmental remediation of $46,000 and $75,000, respectively, to cover final costs related to contamination caused by underground storage tanks. The tanks were replaced and clean-up was substantially complete in 1995. Currently, management knows of no other environmental remediation issues or liabilities. There can be no assurance that material liabilities or expenditures will not arise from these or additional environmental matters that may be discovered, or from future requirements of law. Management does not believe these expenditures will have a material adverse effect on the Company's financial condition.

FORWARD LOOKING STATEMENTS

         Certain statements incorporated by reference from the information under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in the Company's Annual Report to Stockholders for the year ended December 31, 1998 contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, business conditions and growth in the economy, including the transportation and construction sectors in particular, competitive factors, including price pressures and the ability to recruit and retain qualified drivers, the ability to control internal costs as well as fuel costs, that are not passed on to the Company's customers, and other factors referenced elsewhere herein.

ITEM 2.  PROPERTIES

         The Company's corporate headquarters and principal service center are located on a 17.9 acre tract in Clayton, Alabama. Such facilities consist of approximately 22,000 square feet of office space, 12,000 square feet of equipment repair facilities and approximately 3 acres of parking space. The Company is in the process of constructing a new "super terminal", containing several maintenance and safety bays in Birmingham. The super terminal is estimated to be completed in late 1999 or early 2000.

         The following table sets forth information regarding the location and ownership of each of Boyd's service centers and shuttle facilities:

                  Clayton, AL........................................................    Owned
                  Springfield, OH....................................................    Owned
                  Birmingham, AL.....................................................    Owned
                  Greenville, MS.....................................................    Owned
                  Calvert City, KY...................................................    Leased
                  Danville, VA.......................................................    Leased
                  Lisbon Falls, ME...................................................    Leased
                  Baltimore, MD......................................................    Leased
                  Walworth, WI.......................................................    Leased
                  Blytheville, AR....................................................    Leased

Additionally, Welborn owns its corporate offices in Tuscaloosa, Alabama and leases service centers located as follows:

                  Birmingham, Al.....................................................    Leased
                  Memphis, TN........................................................    Leased
                  Decatur, AL........................................................    Leased
                  Columbia, SC.......................................................    Leased

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998, either through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock of the Company is listed on the Nasdaq National Market under the symbol "BOYD." As of March 12, 1999, the Common Stock was held by approximately 100 holders of record. The table below sets forth the reported high and low sales price per share for the Common Stock as reported by the Nasdaq National Market for each fiscal quarter during 1998 and 1997.


                                                                           Price Range
                                                                        ---------------
1998                                                                    High        Low
----                                                                    ----        ---
First Quarter....................................................     $10-3/8      $ 8-4/7

Second Quarter...................................................      12            8-1/2

Third Quarter....................................................      10-1/8        5-7/8

Fourth Quarter...................................................       8            5-5/8



                                                                           Price Range
                                                                        ---------------
1997                                                                    High        Low
----                                                                    ----        ---
First Quarter....................................................     $  8         $ 4-1/4

Second Quarter...................................................        7-3/4       4-3/8

Third Quarter....................................................       10-3/8       6-3/4

Fourth Quarter...................................................       10-3/4       6


         Management currently anticipates that all of its earnings will be retained for development of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. Any future cash dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the

Company's future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, and other factors as the Board of Directors may deem relevant.

         In January 1999, the Company repurchased 500,000 shares of the Company's Common Stock from the Company's former Chief Executive Officer, Donald
G. Johnston for an aggregate purchase price of $3,660,000. The repurchase of the shares, representing about 12% of the Company's outstanding Common Stock, was funded by available cash and the Company's bank line of credit. Additionally, the Board of Directors has authorized a program under which the Company may purchase up to 500,000 shares of its Common Stock in open market or negotiated transactions at such times and at such prices as management may from time to time decide.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this item is incorporated by reference from the information under the caption "Selected Financial Data" in the Company's Annual Report to Stockholders for the year ended December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is incorporated by reference from the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Stockholders for the year ended December 31, 1998.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         The Company is exposed to interest rate risk due to its long-term debt, which at December 31, 1998, bore interest at rates ranging from 1.00% to 1.75% above the bank's LIBOR rate. Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, the Company has estimated the fair value of its long-term debt approximates its carrying value, using a discounted cash flow analysis based on borrowing rates available to the Company. The effect of a hypothetical ten percent increase in interest rates would increase the estimated fair value of the Company's long-term debt by approximately $300,000. Management believes that current working capital funds are sufficient to offset any adverse effects caused by changes in the interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated by reference from the Consolidated Financial Statements contained in the Company's Annual Report to Stockholders for the year ended December 31, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is information concerning the Directors and Executive Officers of the Company as of March 12, 1999.

         Dempsey Boyd, age 71, founded Boyd in 1956, and has been Chairman of the Board since April 1980. Mr. Boyd served as President of Boyd from December 1962 until April 1980. Mr. Boyd is the father of Gail B. Cooper and Ginger B. Tibbs.

         Miller Welborn, age 40, has served as President and Chief Executive Officer of the Company since July 17, 1998. Mr Welborn co-founded Welborn in 1989.

         Richard C. Bailey, age 48, has served as Executive Vice President and Chief Financial Officer since joining Boyd in August 1992, and has served as a Director since February 1995. He served as President and Director of Eastern Inter-Trans Services, Inc., a dry van truckload carrier based in Columbus, Georgia, from December 1989 to August 1992. Mr. Bailey is a certified public accountant with a B.S. in accounting from Georgia

State University. He was previously employed in various financial positions by Ernst & Young, Intermet Corporation and Snapper Products (a division of The Actava Group Inc.). Mr. Bailey has served on the Advisory Board of the University of Georgia Trucking Profitability Strategies Conference.

         Gail B. Cooper, age 48, has been the Secretary of Boyd since December 1969, and served as a Director of Boyd from December 1969 until March 1994. Ms. Cooper received a B.S. in business administration from Troy State University. She has served Boyd in numerous administrative and accounting positions since joining Boyd full-time in June 1972. Ms. Cooper is the daughter of Mr. Boyd and the sister of Ms. Tibbs.

         Ginger B. Tibbs, age 45, has been the Treasurer of Boyd since December 1979, and served as a Director from December 1978 until March 1994. Ms. Tibbs is primarily responsible for collection of Boyd's accounts receivable and has served as Credit Manager since September 1980. Ms. Tibbs received a degree in elementary education from Auburn University. She is the daughter of Mr. Boyd and the sister of Ms. Cooper.

         Gary Robinson, age 50, has been the Vice President of Operations of Boyd since May 1997. From February of 1989 to April 1997, Mr. Robinson served as Director of Sales and Marketing for the flatbed division of Prime, Inc., a truckload carrier based in Springfield, Missouri.

         Steven Rumsey, age 35, co-founded Welborn in 1989 and has served as its President since such date. He holds a B.A. in communications from the University of Alabama.

         With the exception of information relating to the executive officers of the Company, which is provided in Item 10 hereof, all information required by
Part III (Items 11, 12 and 13) is incorporated by reference to the Company's definitive Proxy Statement relating to the 1999 Annual Meeting of Stockholders, which is scheduled to be filed on or before April 9, 1999.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
          SCHEDULES AND CURRENT REPORTS ON FORM 8-K

(a)   Exhibits, Financial Statements and Schedules.

      1. Financial Statements. The following financial statements for the Company and Independent Auditors' Report are incorporated by reference from the Company's Annual Report to Stockholders for the year ended December 31, 1998:

         Independent Auditors' Report
         Consolidated Balance Sheets at December 31, 1998 and 1997
         Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996
         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996
         Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996
         Notes to Consolidated Financial Statements

      2.  Financial Statement Schedules.

      The schedule listed below is included herein immediately after the signature pages hereto. Schedules not listed below have been omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or notes thereto.

     SCHEDULE
      NUMBER                                DESCRIPTION
      ------                                -----------

         II Valuation and Qualifying Accounts and Reserves for the Three Fiscal Years Ended December 31, 1998

      3. Exhibits required by Item 601 of Regulation S-K.

      The following exhibits are included in this Form 10-K:

   Exhibit
      No.      Description
   --------    -----------
    10.1       Credit and Security Agreement dated February 28, 1996 between the Company and Compass Bank in the amount of $5,000,000 for truck equipment

    10.2       Credit and Security Agreement dated May 29, 1998 between the Company and Compass Bank in the amount of $4,500,000 for truck equipment

    10.3*      Agreement and General Release between the Company and Donald Johnston dated July 16, 1998

    10.4       Consulting Agreement between the Company and Donald Johnston dated July 16, 1998

    10.5       Stock Repurchase Agreement between the Company and Donald Johnston dated January 7, 1999

     13        Those portions of the Company's Annual Report to Stockholders for the year ended December 31, 1997 that are specifically incorporated herein by reference

     21        Subsidiaries of the Registrant

     23        Consent of Deloitte & Touche LLP

     27        Financial Data Schedule (for SEC use only)

         The following exhibits are incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File no. 000-23948):

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

10.3*         Employment Agreement between the Company and Steven Rumsey dated December 8, 1997


      The following exhibits are incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-76756), declared effective on May 9, 1994:

Exhibit
  No.         Description
-------       -----------
 3.1          Certificate of Incorporation of the Company

 3.2          By-laws of the Company

--------
 * Identifies each exhibit that is a "management contract or compensatory plan or arrangement" required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

Exhibit
  No.                      Description
-------                    -----------
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

10.26         Credit and Security Agreement dated February 1, 1994 by and between the Company and Compass Bank

10.27         Security Agreement dated February 1, 1994 by the Company in favor of Compass Bank

10.37         Credit Agreement dated April 1, 1994 by and between the Company and AmSouth Bank N.A.



      The following exhibit is incorporated by reference to the Company's Amendment to Report on Form 10-Q filed on August 5, 1997:

Exhibit
  No.         Description
-------       -----------
10.33        OMNITRACS contract dated February 5, 1997, between the Company and QUALCOMM, Inc.

       The following exhibit is incorporated by reference to the Company's Report on Form 8-K filed on December 19, 1997:


Exhibit
  No.         Description
-------       -----------
 2.1          Acquisition Agreement dated December 8, 1997, by and among the Company, W-T Acquisition Company,
              Welborn Transport, Inc., Miller Welborn and Steven Rumsey


(b)   Reports on Form 8-K

1.    None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BOYD BROS. TRANSPORTATION INC.

                                       By: /s/ W. MILLER WELBORN
                                           -------------------------------------
                                           W. Miller Welborn
                                           President and Chief Executive Officer

Date:  March 30, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                 SIGNATURES                                     TITLE                               DATE
                 ----------                                     -----                               ----
 /s/ W. MILLER WELBORN                               President, Chief Executive                 March 30, 1999
-------------------------------------------          Officer and Director (Principal
              W. Miller Welborn                      Executive Officer)


 /s/ RICHARD C. BAILEY                               Executive Vice President,
-------------------------------------------          Chief Financial Officer and
              Richard C. Bailey                      Director (Principal Financial              March 30, 1999
                                                     and Accounting Officer)


 /s/ DEMPSEY BOYD                                    Chairman and Director                      March 30, 1999
-------------------------------------------
                Dempsey Boyd

  /s/ W. WYATT SHORTER                               Director                                   March 30, 1999
-------------------------------------------
              W. Wyatt Shorter

 /s/ BOYD WHIGHAM                                    Director                                   March 30, 1999
-------------------------------------------
                Boyd Whigham

 /s/ STEPHEN J. SILVERMAN                            Director                                   March 30, 1999
-------------------------------------------
            Stephen J. Silverman

                                   SCHEDULE II
                         BOYD BROS. TRANSPORTATION INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   For the Three Years Ended December 31, 1998

                                                                        ADDITIONS     ADDITIONS
                                                          BALANCE AT    CHARGED TO    CHARGED TO
                                                         BEGINNING OF   COSTS AND       OTHER                      BALANCE AT
DESCRIPTION                                                  YEAR        EXPENSES     ACCOUNTS(b)  DEDUCTIONS(a)  END OF YEAR
-----------                                              ------------   ----------    -----------  -------------  -----------
Allowance for doubtful accounts--deducted from trade
receivables in the balance sheet

            Year ended December 31, 1996                  $  125,108    $       --    $        --    $      108    $  125,000
                                                          ==========    ==========    ===========    ==========    ==========
            Year ended December 31, 1997                  $  125,000    $       --    $   112,000    $       --    $  237,000
                                                          ==========    ==========    ===========    ==========    ==========
            Year ended December 31, 1998                  $  237,000    $  150,400    $        --    $  115,400    $  272,000
                                                          ==========    ==========    ===========    ==========    ==========


                                                                        ADDITIONS
                                                          BALANCE AT    CHARGED TO
                                                         BEGINNING OF   COSTS AND                    BALANCE AT
DESCRIPTION                                                  YEAR        EXPENSES     DEDUCTIONS(a)  END OF YEAR
-----------                                              ------------   ----------    ------------  -----------
Allowance for uncollectible receivables related
to sales-type leases--deducted from investment
in sales-type leases in the balance sheet

            Year ended December 31, 1996                  $       --    $        --    $       --    $       --
                                                          ==========    ===========    ==========    ==========
            Year ended December 31, 1997                  $       --    $   380,000    $       --    $  380,000
                                                          ==========    ===========    ==========    ==========
            Year ended December 31, 1998                  $  380,000    $ 1,627,506    $  806,261    $1,201,245
                                                          ==========    ===========    ==========    ==========


                                     Page 1


(a) Uncollectible accounts written off

(b) Addition of Welborn Transport, Inc., acquired on December 8, 1997