Form 10-Q
period 1999-03-31
BOYD BROS TRANSPORTATION INC
filed 1999-05-14
CIK 920907

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                                 --------------
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from  ______________________ to  _____________________

Commission File Number     0-23948
                       -----------------

                         BOYD BROS. TRANSPORTATION INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                         63-6006515
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
              (Registrant's telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 1999.

Common Stock, $.001 Par Value                                 3,536,385
-----------------------------                                 ---------
           (Class)                                       (Number of Shares)

                                     INDEX

                                                                                Page Number

Part I.  Financial Information

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets
                           March 31, 1999 and December 31, 1998                       3

                  Condensed Consolidated Statements of Income
                           Three-months Ended March 31, 1999 and 1998                 5

                  Condensed Consolidated Statements of Cash Flows
                           Three-months Ended March 31, 1999 and 1998                 6

                  Notes to Condensed Consolidated Financial Statements                8

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                 9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk         11

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K                                   11

Signatures                                                                           12

                         BOYD BROS. TRANSPORTATION INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      MARCH 31,        DECEMBER 31,
                                                                                        1999              1998
                                                                                     -----------       -----------
                                                                                            (UNAUDITED)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                       $ 1,456,878       $ 1,361,664
     Marketable securities                                                               250,000           250,000
     Accounts receivable:
         Trade and interline                                                          11,582,151        12,735,168
         Other                                                                           278,560           170,094
     Current portion of net investment in sales-type lease                             1,341,235         1,495,510
     Inventories                                                                         425,433           263,943
     Prepaid tire expense                                                                604,233           838,900
     Other prepaid expenses                                                            2,374,944         2,059,490
     Deferred income taxes                                                               644,712           644,712
                                                                                     -----------       -----------
         Total current assets                                                         18,958,146        19,819,481
                                                                                     -----------       -----------

PROPERTY AND EQUIPMENT:
     Land and land improvements                                                        2,262,486         2,262,486
     Buildings                                                                         2,927,611         2,927,611
     Revenue equipment                                                                64,544,652        60,619,648
     Other equipment                                                                  11,058,640        10,806,777
     Leasehold improvements                                                              342,327           339,994
                                                                                     -----------       -----------
         Total                                                                        81,135,716        76,956,516
     Less accumulated depreciation and
         amortization                                                                 29,994,987        28,265,861
                                                                                     -----------       -----------
         Property and equipment, net                                                  51,140,729        48,690,655
                                                                                     -----------       -----------
OTHER ASSETS:
     Net investment in sales-type lease                                                3,553,556         4,120,787
     Goodwill                                                                          4,123,684         4,235,422
     Deposits and other assets                                                           324,948           181,081
                                                                                     -----------       -----------
         Total other assets                                                            8,002,188         8,537,290
                                                                                     -----------       -----------
TOTAL                                                                                $78,101,063       $77,047,426
                                                                                     ===========       ===========

                         BOYD BROS. TRANSPORTATION INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      MARCH 31,        DECEMBER 31,
                                                                                        1999              1998
                                                                                     -----------       -----------
                                                                                            (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt                                            $ 9,577,175       $ 7,833,286
     Accounts payable - trade and interline                                            3,373,615         1,648,537
     Income taxes                                                                        234,674         1,686,502
     Accrued liabilities:
         Self-insurance claims                                                         2,057,438         2,132,042
         Salaries and wages                                                            1,069,148           957,710
         Other                                                                         1,613,012         1,200,642
                                                                                     -----------       -----------
         Total current liabilities                                                    17,925,062        15,458,719

LONG-TERM DEBT                                                                        19,901,049        18,049,490

DEFERRED INCOME TAXES                                                                 10,677,510        10,677,510
                                                                                     -----------       -----------
         Total liabilities                                                            48,503,621        44,185,719
                                                                                     -----------       -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value - 1,000,000 shares authorized; no shares issued and outstanding Common stock, $.001 par value - 10,000,000 shares
     authorized; 3,536,385 shares issued and outstanding                                   3,537             4,070
     Additional paid-in capital                                                       12,938,683        16,864,622
     Retained earnings                                                                16,655,222        15,993,015
                                                                                     -----------       -----------
         Total stockholders' equity                                                   29,597,442        32,861,707
                                                                                     -----------       -----------
TOTAL                                                                                $78,101,063       $77,047,426
                                                                                     ===========       ===========


See notes to condensed consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                 THREE MONTHS ENDED MARCH 31,
                                               --------------------------------
                                                   1999               1998
                                               ------------        ------------
                                                         (UNAUDITED)
OPERATING REVENUES                             $ 30,038,000        $ 27,888,355
                                               ------------        ------------
OPERATING EXPENSES:
   Salaries, wages and employee benefits          8,776,800           8,911,527
   Cost of independent contractors                9,151,749           7,209,354
   Fuel                                           2,554,675           2,664,533
   Operating supplies                             2,584,605           2,938,987
   Taxes and licenses                               649,698             551,829
   Insurance and claims                           1,539,116           1,351,890
   Communications and utilities                     366,050             429,802
   Depreciation and amortization                  2,625,750           2,457,880
   Gain on disposition of property
     and equipment, net                            (167,876)                 --
   Other                                            394,684             235,266
                                               ------------        ------------
     Total operating expenses                    28,475,251          26,751,068
                                               ------------        ------------
OPERATING INCOME                                  1,562,749           1,137,287
                                               ------------        ------------
OTHER INCOME (EXPENSES):
   Interest income                                   20,033              27,830
   Interest expense                                (439,204)           (386,443)
                                               ------------        ------------
     Other expenses, net                           (419,171)           (358,613)
                                               ------------        ------------
INCOME BEFORE PROVISION FOR
     INCOME TAXES                                 1,143,578             778,674

PROVISION FOR INCOME TAXES                          481,371             320,000
                                               ------------        ------------
NET INCOME                                     $    662,207        $    458,674
                                               ============        ============
NET INCOME PER SHARE (Basic and Diluted)       $       0.18        $       0.11
                                               ============        ============
WEIGHTED AVERAGE SHARES
  OUTSTANDING (Basic and Diluted)                 3,603,156           4,094,628
                                               ============        ============


See notes to condensed consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                   ------------------------------
                                                                                       1999              1998
                                                                                   -----------        -----------
                                                                                             (UNAUDITED)
OPERATING ACTIVITIES:
     Net income                                                                    $   662,207        $   458,674
     Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization                                               2,625,750          2,457,880
         Net effect of sales- type leases on cost of independent contractors          (295,970)          (521,691)
         Gain on disposal of property and equipment, net                              (167,876)                --
         Provision for deferred income taxes                                                --            (21,369)
         Changes in assets and liabilities provided (used) cash:
             Accounts receivable                                                     1,044,551         (1,525,217)
             Other current assets                                                     (242,277)                --
             Deposits and other assets                                                (143,867)          (420,489)
             Accounts payable- trade and interline                                   1,725,078            418,032
             Accrued liabilities and other current liabilities                      (1,002,624)            58,880
                                                                                   -----------        -----------
                 Net cash provided by operating activities                           4,204,972            904,700
                                                                                   -----------        -----------

INVESTING ACTIVITIES:
     Purchase of short- term investments                                                    --            250,000
     Payments received on sales type leases                                            529,000            154,746
     Capital expenditures:
      Revenue equipment                                                             (4,616,320)          (231,679)
      Other property and equipment                                                    (254,196)                --
     Proceeds from disposals of property and equipment                                 562,782                 --
                                                                                   -----------        -----------
                 Net cash provided by (used in) investing activities                (3,778,734)           173,067
                                                                                   -----------        -----------

FINANCING ACTIVITIES:
     Purchase of common stock                                                       (3,926,472)                --
     Proceeds under line of credit                                                          --          1,094,608
     Payments under line of credit                                                          --           (636,000)
     Proceeds from long term debt                                                    6,063,205                 --
     Principal payments on long-term debt                                           (2,467,757)        (4,293,653)
                                                                                   -----------        -----------
                 Net cash used in financing activities                                (331,024)        (3,835,045)
                                                                                   -----------        -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    95,214         (2,757,278)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     1,361,664          3,417,174
                                                                                   -----------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 1,456,878        $   659,896
                                                                                   ===========        ===========


See notes to condensed consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                   ------------------------------
                                                                                       1999              1998
                                                                                   -----------        -----------
                                                                                             (UNAUDITED)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the year for:
     Interest                                                                      $   439,204        $   386,443
                                                                                   ===========        ===========
     Income taxes, net of refunds                                                  $ 2,010,778        $   512,340
                                                                                   ===========        ===========
SUPPLEMENTAL NONCASH INVESTING AND FINANCING
ACTIVITIES:
Net investment in sales- type leases                                               $    63,129        $ 3,413,062
                                                                                   ===========        ===========


See notes to condensed consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position of Boyd Bros. Transportation, Inc. ("Boyd Bros." or the "Company") as of March 31, 1999, and the results of operations for the three months ended March 31, 1999 and 1998, and cash flows for the three months ended March 31, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

         The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended December 31, 1998.

         The condensed consolidated financial statements and notes should be read in conjunction with the summary of accounting policies and notes to the financial statements included in the Company's Form 10-K for the year ended December 31, 1998.

2. FINANCIAL STATEMENTS

         The condensed consolidated financial statements include the accounts of Boyd Bros. and its wholly owned subsidiary, Welborn Transport, Inc. ("Welborn Transport"). Boyd Bros. and Welborn Transport are referred to herein collectively as the "Company". All significant intercompany balances, transactions and stockholdings have been eliminated.

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

4. CAPITAL TRANSACTIONS

         In February 1999, the Company's Board of Director's authorized a program under which the Company may purchase up to 500,000 shares of its common stock in open market or negotiated transactions. During the first quarter of 1999, the Company repurchased 33,242 shares for $266,472 under this program. The Company also repurchased 500,000 shares of its common stock from one of its largest stockholders for $3,660,000.

5. ACCOUNTING STANDARDS NOT YET ADOPTED

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 1999. It requires that an entity recognize all derivative financial instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating this Statement and has not yet determined its impact on the Company's financial statements.

6. RECLASSIFICATIONS

         Certain reclassifications have been made to the 1998 consolidated financial statements to conform to the 1999 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company, headquartered in Clayton, Alabama, is a flatbed truckload carrier that operates primarily throughout the eastern two-thirds of the United States, hauling steel products and building materials. In these markets, the Company serves high-volume, time-sensitive shippers that demand time- definite delivery.

         Historically, the Company has owned its revenue equipment and operated through employee-operators. The Company's expansion in the past, therefore, has required significant capital expenditures which have been funded through secured borrowings. During 1997, as a strategy to expand its potential for growth without the concomitant increase in capital expenditures typically related to owned equipment, the Company began adding owner/operators to its fleet. The Company then accelerated the implementation of this strategy in December 1997 with the acquisition of Welborn Transport, which specializes in short-haul routes using a largely owner/operator fleet.

RESULTS OF OPERATIONS

         Operating revenues increased $2,149,645 or 7.7% for the three-month period ended March 31, 1999 compared to the same period in 1998. The increase is due to better equipment utilization and also increase in the fleet size.

         Total operating expenses increased $1,724,183 or 6.4% during the three-month period ended March 31, 1999 compared to the three months ended March 31, 1998, a rate that corresponds to the increase in revenue for the period. The operating ratio for the first quarter of 1999 was 94.8% compared to 95.9% for the same period in 1998.

         Salaries, wages and benefits decreased $134,727 or 1.5% compared to the first quarter of 1998 from $8,911,527 to $8,776,800. The decrease in salaries and wages was due to the increase in the owner/operator fleet resulting in an increase in purchased transportation. The owner/operator fleet comprised 45% of the Company's power units for the period ended March 31, 1999 compared with 38% for the same period in 1998. Fuel costs declined $109,858 or 4.1% compared to the first quarter of 1998 from $2,664,533 to $2,554,675. Decreasing fuel costs per gallon and the increase in owner/operator units contributed to the decline in fuel costs for the first quarter of 1999. Operating supplies decreased $354,382 or 12.1% compared to the first quarter of 1998 from $2,938,987 to $2,584,605. As a percentage of operating revenues, operating supplies declined from 10.5% to 8.5% due to the increase in the size of the owner/operator fleet. Taxes and licenses increased $97,869 or 17.7% compared to the first quarter of 1998 from $551,829 to $649,698. As a percentage of operating revenues, taxes and licenses increased from 2.0% to 2.2%. Insurance and claims increased $187,226 or 13.8% compared to the first quarter of 1998 from $1,351,890 to $1,539,116. As a percentage of operating revenues, insurance and claims increased from 4.8% to 5.1%. The increase was due to an increase in claims related to cargo and also accident frequency. Communication and utilities decreased $63,752 or 14.8% compared to the first quarter of 1998 from $429,802 to $366,050. As a percentage of operating revenues, communication and utilities declined from 1.5% to 1.2% due to a re-negotiated contract with a major telecommunications company and also the implementation of an internal monitoring program. Depreciation and amortization expense increased $167,870 or 6.8% compared to the first quarter of 1998 from $2,457,880 to $2,625,750. As a percentage of operating revenues, depreciation and amortization declined from 8.8% to 8.7% due to the increase in the owner/operator program and the increase in the sales-leaseback transactions. Cost of independent contractors, or owner/operators, was $9,151,749 for the three months ended March 31, 1999 compared to $7,469,886 for the three months ended March 31, 1998. The owner/operator fleet increased from 360 power units for the three months ended March 31,1998 to 450 power units for the period ended March 31, 1999. Cost of independent contractors comprises the net payments made to the owner/operators after certain operating expenses are deducted. Interest expense increased $52,761 or 13.7% compared to the first quarter of 1998 from $386,443 to $439,204. As a percentage of operating revenues, interest expense increased from 1.4% to 1.5% due to the increase in debt.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements are for capital expenditures and operating expenses, including labor costs, fuel costs and operating supplies. Historically, the Company's primary sources of cash have been from operations, bank borrowings and sales of common stock of the Company.

         Accounts receivable at March 31, 1999 increased 6.0% or $670,151 compared to the amount at March 31, 1998. This represents 14.8% of total assets at March 31, 1999 versus 15.8% of total assets at March 31, 1998. The days of revenue in accounts receivable for the period ended March 31, 1999 were 34.7 compared to 35.2 for the same period in 1998. The increase in accounts receivable was due to the increase in sales volume and does not represent a change in uncollectible accounts. The Company has not recognized any significant bad debt expense in any of the periods represented relating to trade receivables. The Company reserves for bad debts that are related to the sale-leaseback transactions with its owner/operators. Bad debt expense on such leases for the quarter ended March 31, 1999 was $180,147 compared to $324,600 for the same period in 1998.

         Net cash flow provided by operating activities was $4,204,972 during the first three months of 1999, compared to $904,700 during the same period for 1998. The Company had a working capital surplus of $1,033,084 at March 31, 1999.

         The Company's bank debt bears interest ranging from LIBOR plus 1.00 % to LIBOR plus 1.50 %, all payable in monthly installments with maturities through November 2003. The bank debt is collateralized by revenue equipment. The Company also has a line of credit with a limit of $1,500,000 bearing interest at the bank's 30-day LIBOR rate plus 1.75%. As of March 31, 1999, the Company had no outstanding borrowings on its line of credit.

         Management anticipates increasing the Company's fleet in 1999 by an aggregate of 75 tractors and 127 trailers, net of replacements, at an anticipated cost of approximately $27,337,700. Management expects to continue financing such equipment purchases through equipment financing arrangements with various lenders.

         As of March 31, 1999, the Company believes that the availability of credit under both lines of credit and internally generated cash will be adequate to finance its operations and anticipated capital expenditures through fiscal year 1999.

YEAR 2000 COMPLIANCE

         State of Readiness- The Company is in the process of performing a comprehensive program to address its Year 2000 issues. The overall program includes six phases: (1) inventorying Year 2000 items; (2) assigning priorities to identified items; (3) assessing the Year 2000 compliance of items determined to be material to the Company; (4) replacing or updating material items determined not to be Year 2000 compliant; (5) testing material items; and (6) designing and implementing contingency and business continuation plans. The Company has grouped its information technology (IT)-Systems and Non-IT Systems into two categories, mission critical and support secondary. The mission critical group includes the IT- Systems and Non- IT Systems that are necessary to execute the Company's basic functions of hauling freight via the Company's flatbed trucks. The Company has formed a committee to address both the mission critical and support secondary categories. Each of the mission critical and support secondary groups has inventoried Year 2000 items and assigned priorities to identified items. The mission critical group has determined items material to the Company and either has replaced or updated these items. As of March 31, 1999, the testing of mission critical items that were replaced or updated is 90% complete and is expected to be fully completed by the end of the third quarter of 1999. Based on information provided to the Company by Qualcomm, the Company's supplier of IT-Systems and software that is used to track and communicate with the fleet, the Company believes that all systems provided to it by Qualcomm are Year 2000 compliant. The committee addressing secondary items (systems that increase efficiencies but are not necessary for the provision of services or the receipt of payment), has completed assessment of Year 2000 compliance. As of March 31, 1999, the support secondary group is 60% complete as to replacing and updating these items, and is expected to be fully completed by the end of the third quarter of 1999. The testing is ongoing as the items are replaced or updated.

         Contingency and Business Continuation Plan- The Company has not developed a contingency plan, but such a plan is scheduled to be completed by the end of the third quarter of 1999.

         Risks and Reasonably Likely Worst Case Scenarios- As part of the Company's comprehensive review, it is continuing to identify and verify the Year 2000 readiness of third parties (vendors and customers) with whom the Company has material relationships. At present, the Company is not able to determine the effect on results of operations, liquidity and financial condition in the event the Company's material vendors and customers are not Year 2000 compliant. The Company will continue to monitor the progress of its material vendors and customers and formulate a contingency plan at that point in time when it does not believe that a material vendor or customer will be compliant.

         Costs- The Company expects to spend approximately $105,000 in connection with the Year 2000 remediation. The Company is still evaluating all necessary purchases, but as of March 31, 1999 the Company has spent $85,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to interest rate risk due to its long-term debt, which at March 31, 1999 bore interest rates ranging from 1.00% to 1.50% above the bank's LIBOR rate. Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, the Company has estimated the fair value of its long-term debt approximates its carrying value, using a discounted cash flow analysis based on borrowing rates available to the Company. The effect of a hypothetical 10% increase in interest rates would increase the estimated fair value of the Company's long-term debt by approximately $366,000. Management believes that current working capital funds are sufficient to offset any adverse effects caused by changes in the interest rates.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

         27       Financial data schedule (for SEC use only)

(b)  Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Boyd Bros. Transportation Inc.

                                          (Registrant)



 Date:   May 14, 1999              /s/ Richard C. Bailey
                                   --------------------------------------------
                                   Richard C. Bailey, Chief Financial Officer
                                         (Principal Accounting Officer)