Form 10-Q
period 1999-06-30
BOYD BROS TRANSPORTATION INC
filed 1999-08-13
CIK 920907

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)
   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                                 -------------
                                       OR

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ___________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 1999.

      Common Stock, $.001 Par Value                         3,525,385
      -----------------------------                         ---------
                 (Class)                               (Number of Shares)

                                      INDEX


                                                                                      Page Number
Part I.  Financial Information
         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets
                           June 30, 1999 and December 31, 1998................................3

                  Condensed Consolidated Statements of Income
                           Three- and six-month Periods Ended June 30, 1999 and 1998..........5

                  Condensed Consolidated Statements of Cash Flows
                           Six-month Periods Ended June 30, 1999 and 1998.....................6

                  Notes to Condensed Consolidated Financial Statements........................7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................................8

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................10

Part II. Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders........................11

         Item 5.  Other Information..........................................................11

         Item 6.  Exhibits and Reports on Form 8-K...........................................12

         Signatures..........................................................................13

                         BOYD BROS. TRANSPORTATION INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         JUNE 30,       DECEMBER 31,
                                                           1999            1998
                                                           ----            ----
                                                                (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                           $   240,343     $ 1,361,664
   Marketable securities                                   250,000         250,000
   Accounts receivable:
       Trade and interline                              12,741,318      12,735,168
       Other                                             1,686,323         170,094
   Current portion of net investment in sales-type
       lease                                             2,933,350       1,495,510
   Inventories                                             396,504         263,943
   Prepaid tire expense                                    764,916         838,900
   Other prepaid expenses                                3,514,825       2,059,490
   Deferred income tax                                     694,091         644,712
                                                       -----------     -----------

       Total current assets                             23,221,670      19,819,481
                                                       -----------     -----------

PROPERTY AND EQUIPMENT:
   Land and land improvements                            2,263,326       2,262,486
   Buildings                                             2,927,611       2,927,611
   Revenue equipment                                    61,523,474      60,619,648
   Other equipment                                      11,320,826      10,806,777
   Leasehold improvements                                  355,789         339,994
                                                       -----------     -----------

       Total                                            78,391,026      76,956,516
   Less accumulated depreciation and
       amortization                                     27,547,812      28,265,861
                                                       -----------     -----------
       Property and equipment, net                      50,843,214      48,690,655
                                                       -----------     -----------
OTHER ASSETS
   Net investment in sales-type lease                    6,205,034       4,120,787
   Goodwill                                              4,068,934       4,235,422
   Deposits and other assets                               333,867         181,081
                                                       -----------     -----------
       Total other assets                               10,607,835       8,537,290

TOTAL                                                  $84,672,719     $77,047,426
                                                       ===========     ===========



See notes to condensed consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       JUNE 30,      DECEMBER 31,
                                                        1999             1998
                                                        ----             ----
                                                             (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt              $10,658,902     $ 7,833,286
   Accounts payable - trade and interline              2,025,492       1,648,536
   Income taxes                                          466,532       1,686,503
   Accrued liabilities:
       Self-insurance claims                           2,363,687       2,132,042
       Salaries and wages                              1,061,215         957,710
       Other                                           1,788,038       1,200,643
                                                     -----------     -----------

       Total  current liabilities                     18,363,866      15,458,720

LONG-TERM DEBT                                        24,677,603      18,049,490

DEFERRED INCOME TAXES                                 10,722,895      10,677,509
                                                     -----------     -----------
       Total liabilities                              53,764,364      44,185,719
                                                     -----------     -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value - 1,000,000
       shares authorized; no shares issued and
       outstanding
   Common stock, $.001 par value - 10,000,000
       shares authorized; 3,526,385
       shares issued and
       outstanding                                         3,527           4,070
   Additional paid-in capital                         12,834,943      16,864,622
   Retained earnings                                  18,069,885      15,993,015
                                                     -----------     -----------
       Total stockholders' equity                     30,908,355      32,861,707
                                                     -----------     -----------
TOTAL                                                $84,672,719     $77,047,426
                                                     ===========     ===========



See notes to condensed consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                         THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                            1999             1998              1999              1998
                                            ----             ----              ----              ----
                                                 (UNAUDITED)                         (UNAUDITED)

OPERATING REVENUES                     $ 33,247,123      $ 30,370,365      $ 63,285,123      $ 58,258,720

OPERATING EXPENSES:
   Salaries, wages and
       employee benefits                  8,809,651         9,534,315        17,586,451        18,346,220
   Cost of independent contractors       11,546,117         8,393,985        20,697,866        15,845,734
   Fuel                                   2,631,914         2,758,124         5,186,589         5,420,946
   Operating supplies                     2,662,974         2,615,129         5,247,579         5,080,808
   Taxes and licenses                       662,214           603,906         1,311,912         1,187,903
   Insurance and claims                   1,489,174         1,137,257         3,028,290         2,499,589
   Communications and utilities             358,691           368,080           724,741           797,880
   Depreciation and amortization          2,727,119         2,435,141         5,352,869         4,893,021
   Gain on disposition of
       property and equipment, net         (928,027)         (137,675)       (1,095,903)            7,380
   Other                                    387,251           301,699           781,935           681,547
                                       ------------      ------------      ------------      ------------

   Total operating expenses              30,347,078        28,009,961        58,822,329        54,761,028
                                       ------------      ------------      ------------      ------------

OPERATING INCOME                          2,900,045         2,360,404         4,462,794         3,497,692
                                       ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSES):
   Interest income                           27,605            15,887            47,638            43,717
   Interest expense                        (535,464)         (414,300)         (974,668)         (800,742)
   Rental income                            (16,635)           19,250           (16,635)           19,250
                                       ------------      ------------      ------------      ------------
   Other expenses, net                     (524,494)         (379,163)         (943,665)         (737,775)
                                       ------------      ------------      ------------      ------------

INCOME BEFORE PROVISION FOR
   INCOME TAXES                           2,375,551         1,981,241         3,519,129         2,759,917

PROVISION FOR INCOME TAXES                  960,888           778,269         1,442,259         1,098,269
                                       ------------      ------------      ------------      ------------

NET INCOME                             $  1,414,663      $  1,202,972      $  2,076,870      $  1,661,648
                                       ============      ============      ============      ============

NET INCOME PER SHARE
    (Basic and Diluted)                $       0.40      $       0.29      $       0.58      $       0.41
                                       ============      ============      ============      ============

WEIGHTED AVERAGE SHARES
   OUTSTANDING                            3,533,274         4,094,628         3,568,197         4,094,628
                                       ============      ============      ============      ============



See notes to condensed consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          SIX MONTHS ENDED JUNE 30,
                                                                           1999               1998
                                                                           ----               ----
                                                                                (UNAUDITED)

OPERATING ACTIVITIES:
   Net income                                                          $  2,076,870      $ 1,661,648
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization                                      5,352,869        4,893,021
       Net effect of sales-type leases on cost of independent
         contractors                                                       (655,129)        (378,352)
       Gain on disposal of property and equipment, net                   (1,095,903)           7,380
       Changes in assets and liabilities provided (used) cash:
           Accounts receivable                                           (1,522,379)      (1,851,513)
           Deferred income taxes                                             (3,993)         402,150
           Deposits and other assets                                      2,349,638         (884,899)
           Accounts payable-trade and interline                             376,956          328,457
           Accrued liabilities and other current liabilities               (297,426)       1,245,349
                                                                       ------------      -----------
               Net cash provided by operating activities                  6,581,503        5,423,241
                                                                       ------------      -----------

INVESTING ACTIVITIES:
   Purchase of short-term investments                                            --          250,000
   Payments received on sales type leases                                 1,330,938          500,820
   Capital expenditures:
       Revenue equipment                                                (16,461,883)      (2,155,888)
       Other equipment                                                     (777,455)              --
   Proceeds from disposals of property and equipment                      2,782,069          544,475
                                                                       ------------      -----------
               Net cash used in operating activities                    (13,126,331)        (860,593)
                                                                       ------------      -----------

FINANCING ACTIVITIES:
   Purchase of common stock                                              (4,030,222)              --
   Proceeds under line of credit                                                 --        1,094,608
   Payments under line of credit                                                 --         (636,000)
   Proceeds from long-term debt                                          15,496,146        1,590,212
   Principal payments on long-term debt                                  (6,042,417)      (7,407,058)
                                                                       ------------      -----------
               Net cash provided by (used in) financing activities        5,423,507       (5,358,238)
                                                                       ------------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (1,121,321)        (795,590)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          1,361,664        3,417,174
                                                                       ------------      -----------

 BALANCE AT END OF PERIOD                                              $    240,343      $ 2,621,584
                                                                       ============      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
   Cash paid (received) during the year for:
   Income taxes                                                        $  2,662,230      $   890,844
                                                                       ============      ===========

   Interest                                                            $    927,030      $   757,025
                                                                       ============      ===========

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:

   Net investment in sales-type leases                                 $  1,321,954      $ 2,450,440
                                                                       ============      ===========




See notes to condensed consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position of Boyd Bros. Transportation, Inc. ("Boyd Bros." or the "Company") as of June 30, 1999, and results of the operations for the three and six-month periods ended June 30, 1999 and 1998, and cash flows for the six-month periods ended June 30, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

         The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended December 31,1998.

         The condensed consolidated financial statements and notes should be read in conjunction with the summary of accounting policies and notes to the financial statements included in the Company's Form 10-K for the year ended December 31,1998.

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

4.    CAPITAL TRANSACTIONS

         In February 1999, the Company's Board of Directors authorized a program under which the Company may purchase up to 600,000 shares of its common stock in open market or negotiated transactions. During the first six months of 1999, the Company repurchased 43,000 shares for $370,222 under this program. The Company also repurchased 500,000 shares of its common stock from one of its largest stockholders for $3,660,000.

5.    ACCOUNTING STANDARDS NOT YET ADOPTED

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 2000. It requires that an entity recognize all derivative financial instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating this statement and has not yet determined its impact on the Company's financial statements.

6.    RECLASSIFICATIONS

         Certain reclassifications have been made to the 1998 consolidated financial statements to conform to the 1999 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company, headquartered in Clayton, Alabama is a flatbed truckload carrier that operates primarily throughout the eastern two-thirds of the United States, hauling steel products and building materials. In these markets, Boyd Bros. serves high-volume, time-sensitive shippers that demand time-definite delivery.

         Historically, the Company has owned its revenue equipment and operated through employee-operators. The Company's expansion in the past, therefore, has required significant capital expenditures which have been funded through secured borrowings. During 1997, as a strategy to expand the Company's potential for growth, the Company began adding owner/operators to its fleet. The Company then accelerated the implementation of this strategy in December 1997 with the acquisition of Welborn Transport which specializes in short-haul routes using a largely owner/operator fleet.

RESULTS OF OPERATIONS

         Operating revenues increased $2,876,758 or 9.5% for the three-month period ended June 30, 1999 compared to the same period in 1998 due to increased demand for the Company's services and higher rates. Revenue per truck increased due to better utilization and reduced deadhead. Operating revenues increased $5,026,403 or 8.6% for the six-month period ended June 30, 1999 compared to the same period in 1998. The increase is due to greater demand for the Company's services and increased revenue per truck due to better utilization and reduced deadhead.

         Total operating expenses increased $2,337,117 or 8.3% during the three-month period ended June 30, 1999 compared to the three months ended June 30, 1998, a rate that corresponds to the increase in revenue for the period. The operating ratio for the second quarter of 1999 was 91.3% compared to 92.2% for the same period in 1998.

         Salaries, wages and benefits decreased $724,664 or 7.6% compared to the second quarter of 1998 from $9,534,315 to $8,809,651. The decrease in salaries and wages is due to the increase in the owner/operator fleet. At June 30, 1999, 524 or 50% of the Company's power units were owner/operated versus 359 or 38% at the same time last year. Fuel costs decreased $126,210 or 4.6% compared to the second quarter of 1998 from $2,758,124 to $2,631,914. The increase in owner/operator units and an increase in fuel efficiency accounted for the decrease in fuel costs for the second quarter of 1999. As a percentage of operating revenues, operating supplies decreased from 8.6% to 8.0% due to the increase in the size of the owner/operator fleet. Insurance and claims increased $351,917 or 30.9% compared to the second quarter of 1998 from $1,137,257 to $1,489,174. Insurance and claims as a percentage of operating revenues increased from 3.7% to 4.5%. The increase in insurance and claims was due to cargo claims and also accident frequency. As a percentage of operating revenues, communication and utilities decreased from 1.2% to 1.1% due to the increase in the size of the owner/operator fleet and also a re-negotiated contract with a major telecommunications company and also the implementation of an internal monitoring program. Depreciation and amortization expense increased $291,978 or 12.0% compared to the second quarter of 1998 from $2,435,141 to $2,727,119. The increase in depreciation and amortization expense is due to the purchase of new revenue equipment. The gain on disposition of property and equipment, net was $928,027 compared with a gain of $137,675 in the second quarter of 1998 due to the Company's capital equipment replacement program. Cost of independent contractors, or owner/operators, was $11,546,117 for the three months ended June 30, 1999 compared to $8,393,985 for the three months ended June 30, 1998. The owner/operator fleet increased from 359 power units for the three months ended June 30, 1998 to 524 power units for the period ended June 30, 1999. Interest expense increased $121,164 or 29.2% compared to the second quarter of 1999 from $414,300 to $535,464. The increase in interest expense is related to the increase in debt incurred to finance revenue equipment, much of which was subsequently leased to owner/operators.

         Total operating expenses for the year-to-date period ended June 30, 1999 increased $4,061,301 or 7.4% compared to the same period last year. The operating ratio year to date June 30, 1999 was 92.9% compared to 94.0% for the same period last year. Operating supplies increased $166,761 or 3.3% during the six-month period ended June 30, 1999 compared to the same period last year due to an increase in over-the-road maintenance and tire costs and also training costs. However, operating supplies costs decreased as a percentage of revenue from 8.7% to 8.3%. Gain on sale of assets increased $1,103,283 due to the ongoing replacement of revenue equipment.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements are for capital expenditures and operating expenses, including labor costs, fuel costs and operating supplies. Historically, the Company's primary sources of cash have been from operations, bank borrowings and sales of common stock of the Company.

         Accounts receivable trade and interline at June 30, 1999 increased $6,150. This represents 15.0% of total assets at June 30, 1999 versus 16.5% of total assets at December 31, 1998. The increase is due to the increase in sales volume and does not represent a change in uncollectible accounts. The days of revenue in accounts receivable for the period ended June 30, 1999 were 36.2 compared to 38.8 for the year ended December 31, 1998. The Company has not recognized any significant bad debt expense in any of the periods represented relating to trade receivables. The Company reserves for bad debts that are related to the sale-leaseback transactions with its owner/operators. Bad debt expense on such leases for the quarter ended June 30, 1999 was $518,247 compared to $549,000 for the same period in 1998.

         Net cash flow provided by operating activities was $6,630,882 during the first six months of 1999 compared to $5,423,241 during the same period for 1998. The Company had a working capital surplus of $5,540,744 at June 30, 1999.

         The Company's bank debt bears interest ranging from LIBOR plus 1.00% to LIBOR plus 1.50%, all payable in monthly installments with maturities through May 2004. The bank debt is collateralized by revenue equipment. The Company also has two lines of credit with limits of $1,750,000 and $1,500,000, respectively, bearing interest at the bank's 30-day LIBOR rate plus 1.25%. As of June 30, 1999, the Company had no outstanding borrowings on its line of credit.

         Management anticipates increasing the size of the Company's fleet in 1999 by an aggregate of 85 tractors and 127 trailers net of replacements, at an anticipated cost of approximately $27,337,700. Management expects to continue financing such equipment purchases through equipment financing arrangements with various lenders.

         As of June 30,1999, the Company believes that the availability of credit under both lines of credit and internally generated cash will be adequate to finance its operations and anticipated capital expenditures through fiscal year 1999.

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

YEAR 2000 COMPLIANCE CONT'D

         The mission critical group has determined items material to the Company and either has replaced or updated these items. As of June 30, 1999, the testing of mission critical items that were replaced or updated is 95% complete and is expected to be fully completed by the end of the third quarter of 1999. Based on information provided to the Company by Qualcomm, the Company's supplier of IT-Systems and software that is used to track and communicate with the fleet, the Company believes that all systems provided to it by Qualcomm are Year 2000 compliant. The committee addressing secondary items (systems that increase efficiencies but are not necessary for the provision of services or the receipt of payment), has completed assessment of Year 2000 compliance. As of June 30, 1999, the support secondary group is 70% complete as to replacing and updating these items, and is expected to be fully completed by the end of the third quarter of 1999. The testing is ongoing as the items are replaced or updated.

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

         Costs- The Company expects to spend approximately $105,000 in connection with the Year 2000 remediation. The Company is still evaluating all necessary purchases, but as of June 30, 1999 the Company has spent $90,000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to interest rate risk due to its long-term debt, which at June 30, 1999 bore interest rates ranging from 1.00% to 1.50% above the bank's LIBOR rate. Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, the Company has estimated the fair value of its long-term debt approximates its carrying value, using a discounted cash flow analysis based on borrowing rates available to the Company. The effect of a hypothetical 10% increase in interest rates would increase the estimated fair value of the Company's long-term debt by approximately $440,000. Management believes that current working capital funds are sufficient to offset any adverse effects caused by changes in the interest rates.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 18, 1999, the Company held its 1999 annual meeting of stockholders. A total of 3,352,991 shares, or 94% of the Company's outstanding shares, were represented at the meeting either in person or by proxy.

Three directors were nominated by the Company's Board of Directors to serve new one-year or three-year terms. These nominees, and the voting results for each, are listed below:

                                Term Expires            For          Withheld
                                ------------            ---          --------
Miller Welborn                      2000             3,308,591         44,400
Richard C. Bailey                   2002             3,306,591         46,400
Stephen J. Silverman                2002             3,268,341         84,650

Incumbent directors not standing for election at the 1999 annual meeting of stockholders and whose terms continued after the meeting were:

                                Term Expires
                                ------------
W. Wyatt Shorter                    2000
Dempsey Boyd                        2001
Boyd Whigham                        2001

Also at the annual meeting, stockholders considered and voted on two additional items of business:

Stockholders approved the Company's 1999 Employee Stock Purchase Plan under which an aggregate of 175,000 common shares may be purchased by all employees of the Company or designated subsidiaries of the Company, subject to certain procedural requirements. A total of 3,228,692 shares were voted in favor of this proposal, 115,114 shares were voted against, and 5,600 shares abstained.

Stockholders ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors for the year ending December 31, 1999. A total of 3,352,691 shares were voted in favor of this proposal, 100 shares were voted against, and 200 shares abstained.

ITEM 5.  OTHER INFORMATION

Proposals by stockholders intended to be presented at the 2000 annual meeting must be forwarded in writing and received at the principal executive office of the Company no later than December 11, 1999, directed to the attention of the Secretary, for consideration for inclusion in the Company's proxy statement for the annual meeting of stockholders to be held in 2000. Moreover, with regard to any proposal by a stockholder not seeking to have such proposal included in the proxy statement but seeking to have such proposal considered at the 2000 annual meeting, if such stockholder fails to notify the Company in the manner set forth above of such proposal no later than February 24, 2000, then the persons appointed as proxies may exercise their discretionary voting authority if the proposal is considered at the 2000 annual meeting notwithstanding that the stockholders have not been advised of the proposal in the proxy statement for the 2000 annual meeting. Any proposals submitted by stockholders must comply in all respects with the rules and regulations of the Securities and Exchange Commission, the provisions of the Company's Bylaws and the General Corporation Law of Delaware.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
           27       Financial data schedule (for SEC use only).

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Boyd Bros. Transportation Inc.
                                                        (Registrant)



    Date:   August 13, 1999                        /s/ Richard C. Bailey
                                                   ---------------------

                                      Richard C. Bailey, Chief Financial Officer
                                             (Principal Accounting Officer)