Form 10-Q
period 1999-09-30
BOYD BROS TRANSPORTATION INC
filed 1999-11-15
CIK 920907

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)
   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                               ------------------
                                       OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                               --------------------------
to
   ------------------

Commission File Number                      0-23948
                        -----------------------------------------------------

                         BOYD BROS. TRANSPORTATION INC.
             (Exact name of Registrant as specified in its charter)

              Delaware                                      63-6006515
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


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [ ], and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 9, 1999.

      Common Stock, $.001 Par Value                      3,453,985
      -----------------------------                      ---------
                 (Class)                             (Number of Shares)

                                      INDEX


                                                                                           Page Number
Part I.  Financial Information

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets
                           September 30, 1999 and December 31, 1998                                   3

                  Condensed Consolidated Statements of Income
                           Three- and Nine-month Periods Ended September 30, 1999 and 1998            5

                  Condensed Consolidated Statements of Cash Flows
                           Nine-month Periods Ended September 30, 1999 and 1998                       6

                  Notes to Condensed Consolidated Financial Statements                                7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                 8

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                         10

Part II. Other Information

         Item 6.   Exhibits and Reports on Form 8-K                                                  11

         Signatures                                                                                  12

                  BOYD BROS. TRANSPORTATION INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                   1999             1998
                                                                   ----             ----
                                                                        (UNAUDITED)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                  $   948,344      $ 1,361,664
     Marketable securities                                          250,000          250,000
     Accounts receivable:
         Trade and interline                                     14,106,217       12,735,168
         Other                                                      843,959          170,094
     Current portion of net investment in sales-type lease        3,688,843        1,495,510
     Inventories                                                    393,142          263,943
     Prepaid tire expense                                           767,933          838,900
     Other prepaid expenses                                       3,092,463        2,059,490
     Deferred income tax                                            694,091          644,712
                                                                -----------      -----------

         Total current assets                                    24,784,992       19,819,481
                                                                -----------      -----------

PROPERTY AND EQUIPMENT:
     Land and land improvements                                   2,263,326        2,262,486
     Buildings                                                    2,927,611        2,927,611
     Revenue equipment                                           65,172,169       60,619,648
     Other equipment                                             13,314,079       10,806,777
     Leasehold improvements                                         377,831          339,994
                                                                -----------      -----------

         Total                                                   84,055,016       76,956,516
     Less accumulated depreciation and
         amortization                                            28,381,357       28,265,861
                                                                -----------      -----------

         Property and equipment, net                             55,673,659       48,690,655
                                                                -----------      -----------

OTHER ASSETS:
     Net investment in sales-type lease                           9,834,276        4,120,787
     Goodwill                                                     4,012,984        4,235,422
     Assets held for lease                                        1,352,642               --
     Deposits and other assets                                      333,942          181,081
                                                                -----------      -----------
         Total other assets                                      15,533,844        8,537,290
                                                                -----------      -----------

TOTAL                                                           $95,992,495      $77,047,426
                                                                ===========      ===========


See notes to condensed consolidated financial statements.

                  BOYD BROS. TRANSPORTATION INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     SEPTEMBER 30,      DECEMBER 31,
                                                         1999               1998
                                                         ----               ----
                                                                (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt              $11,694,726      $ 7,833,286
     Accounts payable - trade and interline              5,942,183        1,648,537
     Income taxes                                          634,620        1,686,502
     Accrued liabilities:
         Self-insurance claims                           2,156,163        2,132,042
         Salaries and wages                                932,982          957,710
         Other                                           1,776,671        1,200,642
                                                       -----------      -----------

         Total  current liabilities                     23,137,345       15,458,719

LONG-TERM DEBT                                          30,041,776       18,049,490

DEFERRED INCOME TAXES                                   11,128,339       10,677,510
                                                       -----------      -----------
         Total liabilities                              64,307,460       44,185,719
                                                       -----------      -----------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value - 1,000,000
         shares authorized; no shares issued and
         outstanding
     Common stock, $.001 par value - 10,000,000
         shares authorized; 3,510,285
         shares issued and
         outstanding                                         3,498            4,070
     Additional paid-in capital                         12,629,618       16,864,622
     Retained earnings                                  19,051,919       15,993,015
                                                       -----------      -----------

         Total stockholders' equity                     31,685,035       32,861,707
                                                       -----------      -----------

TOTAL                                                  $95,992,495      $77,047,426
                                                       ===========      ===========

See notes to condensed consolidated financial statements.

                  BOYD BROS. TRANSPORTATION INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                       THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                            1999             1998            1999              1998
                                            ----             ----            ----              ----
                                                 (UNAUDITED)                       (UNAUDITED)
OPERATING REVENUES                      $ 35,475,470     $ 30,255,895     $ 98,760,593     $ 88,479,598

OPERATING EXPENSES:
     Salaries, wages and
         employee benefits                 8,929,944        9,271,197       26,516,395       27,730,414
     Cost of independent contractors      12,595,138        8,000,644       33,293,004       23,758,406
     Fuel                                  3,085,736        2,613,539        8,272,325        8,034,395
     Operating supplies                    3,120,624        2,937,056        8,368,203        8,020,965
     Taxes and licenses                      711,399          750,898        2,023,311        1,938,801
     Insurance and claims                  1,579,176        1,483,067        4,607,466        3,982,656
     Communications and utilities            396,330          391,298        1,121,071        1,189,171
     Depreciation and amortization         2,646,656        2,486,506        7,999,525        7,379,526
     Gain on disposition of property
         and equipment, net                 (333,516)        (261,111)      (1,429,419)        (326,548)
     Other                                   502,154          383,863        1,284,089        1,060,724
                                        ------------     ------------     ------------     ------------

     Total operating expenses             33,233,641       28,056,957       92,055,970       82,768,510
                                        ------------     ------------     ------------     ------------

OPERATING INCOME                           2,241,829        2,198,938        6,704,623        5,711,088
                                        ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSES):
     Interest income                          25,141           25,245           72,778           50,785
     Interest expense                       (625,343)        (363,960)      (1,616,645)      (1,141,728)
                                        ------------     ------------     ------------     ------------
     Other expenses, net                    (600,202)        (338,715)      (1,543,867)      (1,090,943)
                                        ------------     ------------     ------------     ------------

INCOME BEFORE PROVISION FOR
     INCOME TAXES                          1,641,627        1,860,223        5,160,756        4,620,145

PROVISION FOR INCOME TAXES                   659,593          754,569        2,101,852        1,852,841
                                        ------------     ------------     ------------     ------------

NET INCOME                              $    982,034     $  1,105,654     $  3,058,904     $  2,767,304
                                        ============     ============     ============     ============

NET INCOME PER SHARE
      (Basic and Diluted)               $       0.28     $       0.27     $       0.86     $       0.68
                                        ============     ============     ============     ============

WEIGHTED AVERAGE SHARES
     OUTSTANDING                           3,522,757        4,094,628        3,552,829        4,094,628
                                        ============     ============     ============     ============

See notes to condensed consolidated financial statements.

                  BOYD BROS. TRANSPORTATION INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                                               1999               1998
                                                                                               ----               ----
                                                                                                    (UNAUDITED)
OPERATING ACTIVITIES:
     Net income                                                                            $  3,058,904      $  2,767,304
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                        7,999,526         7,379,527
         Net effect of sales-type leases on cost of independent contractors                  (1,286,443)         (512,986)
         Gain on disposal of property and equipment, net                                     (1,429,419)         (326,548)
         Changes in assets and liabilities provided (used) cash:
             Accounts receivable                                                             (2,044,914)       (2,013,238)
             Deferred income taxes                                                              401,450           536,933
             Deposits and other assets                                                       (1,244,066)       (1,597,945)
             Accounts payable - trade and interline                                           4,293,646           509,523
             Accrued liabilities and other current liabilities                                 (476,460)        1,462,325
                                                                                           ------------      ------------
                 Net cash provided by operating activities                                    9,272,224         8,204,895
                                                                                           ------------      ------------

INVESTING ACTIVITIES:
     Purchase of short-term investments                                                              --           250,000
     Payments received on sales type leases                                                   2,613,526           712,747
     Capital expenditures:
         Revenue equipment                                                                  (26,282,562)      (10,070,520)
         Other equipment                                                                     (2,439,556)               --
     Proceeds from disposals of property and equipment                                        4,804,898           989,963
                                                                                           ------------      ------------
                 Net cash used in operating activities                                      (21,303,694)       (8,117,810)
                                                                                           ------------      ------------

FINANCING ACTIVITIES:
     Purchase of common stock                                                                (4,235,576)               --
     Proceeds under line of credit                                                            1,500,000                --
     Proceeds from long-term debt                                                            19,803,989         9,292,748
     Principal payments on long-term debt                                                    (5,450,263)      (11,623,452)
                                                                                           ------------      ------------
                 Net cash provided by (used in) financing activities                         11,618,150        (2,330,704)
                                                                                           ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      (413,320)       (2,243,619)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              1,361,664         3,417,174
                                                                                           ------------      ------------

 BALANCE AT END OF PERIOD                                                                  $    948,344      $  1,173,555
                                                                                           ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
     Cash paid (received) during the year for:
     Income taxes                                                                          $  2,662,230      $  1,269,255
                                                                                           ============      ============
     Interest                                                                              $  1,439,503      $    940,147
                                                                                           ============      ============

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:

     Net investment in sales-type leases                                                   $  5,379,803      $  3,866,065
                                                                                           ============      ============

See notes to condensed consolidated financial statements

                 BOYD BROS. TRANSPORTATION INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position of Boyd Bros. Transportation Inc. and Subsidiary ("Boyd Bros." or the "Company") as of September 30, 1999, and the results of operations for the three and nine-month periods ended September 30, 1999 and 1998, and cash flows for the nine-month periods ended September 30, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

         The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended December 31,1998. These condensed consolidated financial statements and notes should be read in conjunction with the summary of accounting policies and notes to the financial statements included in the Company's Form 10-K for the year ended December 31,1998.

2.  FINANCIAL STATEMENTS

         The condensed consolidated financial statements include the accounts of Boyd Bros. and its wholly owned subsidiary, Welborn Transport, Inc. ("Welborn Transport"). Boyd Bros. and Welborn Transport are referred to herein collectively as the "Company." All significant intercompany balances, transactions and stockholdings have been eliminated.

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

4.  CAPITAL TRANSACTIONS

         In January 1999, the Company repurchased 500,000 shares of its common stock from one of its largest stockholders for $3,660,000. In February 1999, the Company's Board of Directors authorized a program under which the Company may purchase up to 600,000 shares of its common stock in open market or negotiated transactions. Through September 30, 1999, the Company repurchased 72,000 shares for $575,576 under this program.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a flatbed truckload carrier that operates throughout most of the continental United States, hauling steel products and building materials. In these markets, Boyd Bros. serves high-volume, time-sensitive shippers that demand time-definite delivery.

         Historically, the Company has owned its revenue equipment and operated through employee-operators. The Company's expansion in the past, therefore, has required significant capital expenditures, which Boyd Bros. has funded through secured borrowings. During 1997, as a strategy to expand the Company's potential for growth, the Company began adding owner/operators to its fleet. The Company then accelerated the implementation of this strategy in December 1997 with the acquisition of Welborn Transport which specializes in short-haul routes using a largely owner/operator fleet.

RESULTS OF OPERATIONS

         Operating revenues increased $5,219,575 or 17.3% for the three-month period ended September 30, 1999 compared to the same period in 1998. The increase is due to greater demand for the Company's services and an increase in the number of trucks on the road. Additionally, revenue per truck increased due to better utilization and reduced deadhead. Operating revenues increased $10,280,995 or 11.6% for the nine-month period ended September 30, 1999 compared to the same period in 1998. The increase is due to greater demand for the Company's services. Additionally, revenue per truck increased due to better utilization and reduced deadhead.

         Total operating expenses increased $5,176,684 or 18.5% compared to the third quarter of 1998. The operating ratio for the third quarter of 1999 was 93.7% compared to 92.7% for the same period in 1998. The increase in fuel for the third quarter 1999 compared with the same period in 1998 accounted for the greater percentage increase in the operating expenses.

         Salaries, wages and employee benefits declined $341,253 or 3.7% compared to the third quarter of 1998 due to the Company's continued emphasis on expanding its owner/operator operations. As a percentage of operating revenues, salaries, wages and employee benefits declined to 25.2% from 30.6% last year. Cost of independent contractors, or owner/operators, increased $4,594,494 or 57.4% in the third quarter of 1998 as the Company increased its owner/operator fleet to 546 power units in the third quarter of 1999 from 410 power units in the third quarter of 1998. As a percentage of operating revenues, cost of independent contractors increased to 35.5% from 26.4% last year. Fuel costs increased $472,197 or 18.1% compared to the third quarter of 1998 due to higher cost per gallon and a decrease in mileage efficiency. As a percentage of operating revenues, fuel costs increased to 8.7% from 8.6% last year. Operating supplies increased $183,568 or 6.3% compared to the third quarter of 1998 due to the increase in tire costs and over-the-road maintenance costs. As a percentage of operating revenues, operating supplies declined to 8.8% from 9.7% last year. Taxes and licenses declined $39,499 or 5.3% compared to the third quarter of 1998 due to the increase in the owner/operator fleet. As a percentage of operating revenues, taxes and licenses declined to 2.0% from 2.5% last year. Insurance and claims increased $96,109 or 6.5% compared to the third quarter of 1998. Insurance and claims as a percentage of operating revenues declined to 4.5% from 4.9% last year. Communication and utilities increased $5,032 or 1.3% compared to the third quarter of 1998 due to a re-negotiated contract with a major telecommunications company and the implementation of an internal monitoring program. As a percentage of operating revenues, communication and utilities declined to 1.1% from 1.3% last year. Depreciation and amortization expense increased $160,150 or 6.4% compared to the third quarter of 1998 due to the increase in fleet size. As a percentage of operating revenues, depreciation and amortization declined to 7.5% from 8.2% last year. Gain on disposition of property and equipment, net increased $72,405 or 27.7% compared to the third quarter of 1998 due to the Company's capital equipment replacement program. As a percentage of operating revenues, gain on disposition of property, remained unchanged from 0.9% last year. Other expense increased $118,291 or 30.8% compared to the third quarter of 1998. As a percentage of operating revenues, other expense increased to 1.4% from 1.3% last year.

         Interest expense increased $261,383 or 71.8% compared to the third quarter of 1998 due to an increase in debt incurred to finance revenue equipment, much of which was subsequently leased to owner/operators. As a percentage of operating revenues, interest expense increased to 1.8% from 1.2%.

         Provision for income taxes declined $94,976 or 12.6% compared to the third quarter of 1998. As a percentage of pre-tax income, provision for income taxes decreased to 40.2% from 40.6% last year.

         Total operating expenses for the year-to-date period ended September 30, 1999 increased $9,287,460 or 11.2% compared to the same period last year. The operating ratio year to date through September 30, 1999 was 93.2% compared to 93.5% for the same period last year. Operating supplies increased $347,238 or 4.3% compared to the same period last year due to an increase in over-the-road maintenance, tire costs, and also training costs. However, operating supplies costs declined as a percentage of operating revenues to 8.5% from 9.1% last year. Gain on disposition of property and equipment, net increased $1,102,871 or 337.7% compared to the same period last year due to the ongoing replacement of revenue equipment.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements are for capital expenditures and operating expenses, including labor costs, fuel costs and operating supplies. Historically, the Company's primary sources of cash have been continuing operations, bank borrowings and the issuance of common stock of the Company.

         Accounts receivable, trade and interline at September 30, 1999 increased $1,371,049 or 10.8%. This represented 14.7% of total assets at September 30, 1999 versus 16.5% of total assets at December 31, 1998. The increase was due to the higher sales volume and did not represent a change in uncollectible accounts. The days of revenue in accounts receivable trade and interline for the period ended September 30, 1999 were 39.0 compared to 35.2 for the same period in 1998. The Company has not recognized any significant bad debt expense in any of the periods represented relating to trade receivables. The Company does reserve for bad debts that are related to the sales-type leases. Bad debt expense on sales-type leases for the quarter ended September 30, 1999 was $532,924 and for the nine months ended was $1,306,318.

         Net cash flow provided by operating activities was $9,272,224 during the first nine months of 1999 compared to $8,204,895 during the same period for 1998. The Company had a working capital surplus of $1,647,647 at September 30, 1999.

         The Company's bank debt bears interest ranging from LIBOR plus 1.00% to LIBOR plus 1.50%, all payable in monthly installments with maturities through May 2004. The bank debt is collateralized by revenue equipment. The Company also has two lines of credit with limits of $1,750,000 and $1,500,000, respectively, bearing interest at the bank's 30-day LIBOR rate plus 1.25%. As of September 30, 1999, the Company had no outstanding borrowings on its line of credit.

         During 1999, Management anticipates purchasing 295 tractors while trading 250 tractors, resulting in net adds of 45 tractors. Also, during 1999, Management anticipates purchasing 447 trailers while trading 382 trailers, resulting in net adds of 65 trailers. The net cost for the tractor and trailer replacement will be approximately $27,337,700. Management expects to continue financing such equipment purchases through equipment financing arrangements with various lenders. The Company is in full compliance with all of its debt covenants as of September 30,1999.

         As of September 30,1999, the Company believes that the availability of credit under both lines of credit and internally generated cash will be adequate to finance its operations and anticipated capital expenditures through fiscal year 1999.

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

         The Company has grouped its information technology (IT)-Systems and Non-IT Systems into two categories, mission-critical and support-secondary. The mission-critical group includes the IT-Systems and Non-IT Systems that are necessary to execute the Company's basic functions of hauling freight via the Company's flatbed trucks. The Company has formed a committee to address both the mission critical and support secondary categories.

         Each of the mission-critical and support-secondary groups has inventoried Year 2000 items and assigned priorities to identified items.

         The mission-critical group has determined items material to the Company and either has replaced or updated these items. As of September 30, 1999, the testing of mission-critical items that were replaced or updated is 100% complete. Based on information provided to the Company by Qualcomm, the Company's supplier of IT-Systems and software that is used to track and communicate with the fleet, the Company believes that all systems provided to it by Qualcomm are Year 2000 compliant. The committee addressing secondary items (systems that increase efficiencies but are not necessary for the provision of services or the receipt of payment), has completed assessment of Year 2000 compliance. As of September 30, 1999, the support secondary group is 90% complete as to replacing and updating these items, and is expected to be completed by the end of the fourth quarter of 1999. The testing is ongoing as the items are replaced or updated.

         Contingency and Business Continuation Plan- The Company has not developed a contingency plan, but such a plan is scheduled to be completed by the end of the fourth quarter of 1999.

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

         Costs- The Company expects to spend approximately $105,000 in connection with the Year 2000 remediation. The Company is still evaluating all necessary purchases, but as of September 30, 1999 the Company has spent $97,000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to interest rate risk due to its long-term debt, which at September 30, 1999 bore interest rates ranging from 1.00% to 1.50% above the bank's LIBOR rate. Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, the Company has estimated the fair value of its long-term debt approximates its carrying value, using a discounted cash flow analysis based on borrowing rates available to the Company. The effect of a hypothetical 10% increase in interest rates would increase the estimated fair value of the Company's long-term debt by approximately $725,000. Management believes that current working capital funds are sufficient to offset any adverse effects caused by changes in the interest rates.

PART II.   OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
         27    Financial data schedule

(b)   Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1999.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Boyd Bros. Transportation Inc.
                                                    (Registrant)



    Date: November 15, 1999                     /s/ Richard C. Bailey
                                                ---------------------

                                      Richard C. Bailey, Chief Financial Officer
                                             (Principal Accounting Officer)