Form 10-K
period 1999-12-31
BOYD BROS TRANSPORTATION INC
filed 2000-03-30
CIK 920907

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the fiscal year ended December 31, 1999

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                             NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                        WHICH REGISTERED
       --------------------                  -------------------------

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

                         $4,995,403 AS OF MARCH 17, 2000

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

          3,275,970 SHARES OF COMMON STOCK, PAR VALUE $.001 PER SHARE, OUTSTANDING AS OF MARCH 17, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         DOCUMENTS INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON FORM 10-K ARE AS FOLLOWS: PORTIONS OF THE DEFINITIVE PROXY STATEMENT RELATING TO THE 2000 ANNUAL MEETING OF STOCKHOLDERS IN PART III, ITEMS 10 (AS RELATED TO DIRECTORS), 11, 12 AND 13. PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1999 IN PARTS II AND IV.

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

================================================================================

                                TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
PART I.........................................................................1
      ITEM 1.  BUSINESS........................................................1
      ITEM 2.  PROPERTIES......................................................6
      ITEM 3.  LEGAL PROCEEDINGS...............................................7
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............7

PART II........................................................................7
      ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS.............................................7
      ITEM 6.  SELECTED FINANCIAL DATA.........................................8
      ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.............................8
      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......8
      ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................8
      ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE........................................8

PART III.......................................................................8
      ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT..................8
      ITEM 11  EXECUTIVE COMPENSATION .........................................9
      ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT...........................................9
      ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................9

PART IV........................................................................9
      ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
               SCHEDULES AND REPORTS ON FORM 8-K...............................9

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         Boyd Bros. Transportation Inc. ("Boyd" or the "Company") is a truckload carrier that operates exclusively in the flatbed segment of the industry and hauls primarily steel products and building materials. Since its founding in 1956, Boyd has grown into what management believes is one of the largest exclusively flatbed carriers in the United States. The Company owns and operates a total of over 1,112 tractors and 1,451 flatbed trailers.

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

         In 1998, Boyd added another option under the owner-operator program. Owner-operators are able to lease a new tractor for three and one-half years. Boyd will retain ownership of the tractor at the end of the lease, but this will enable the owner-operator to operate a new tractor and maintain his or her status as an independent contractor. Management believes that Boyd's owner-operator program, along with the owner-operator program already in place at Welborn, will aid in reducing driver turnover and better enable the Company to meet its growth projections.

         Welborn provides transportation services over shorter routes than traditionally provided by Boyd. Welborn operates primarily in the southeastern United States, with an average length of haul of less than 400 miles. Management believes this enhances Welborn's ability to retain quality drivers, as drivers' time away from home is thereby minimized. Welborn operates approximately 352 tractors and over 490 flatbed trailers. Owner-operators own 323 of the 352 tractors utilized by Welborn, while Welborn owns the rest. The owner-operators of these units are compensated by Welborn based upon a percentage of revenue. Over 50% of Welborn's loads are booked through commissioned agents, whereas Boyd has traditionally developed direct relationships with its customers.

STRATEGY

         As discussed above, the Company's business strategy is to offer high-quality flatbed transportation services in the truckload carrier market primarily to high-volume, time-sensitive customers. The key components of the Company's strategy are as follows:

         Time-Sensitive Shippers. The Company focuses its marketing efforts on high-volume, time-sensitive shippers that are involved primarily in the steel and building materials businesses and require time-definite delivery. Management believes that many large volume shippers in this segment of the industry have reduced the number of carriers they use to only those "core carriers" that offer consistently superior service. The Company intends to continue its focus on developing relationships as a core-carrier for high-volume, time-sensitive shippers.

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

         Premium Quality Tractors. Boyd continuously upgrades its fleet of tractors. The Company's management believes that maintaining a young, high-quality fleet of tractors facilitates Boyd's ability to recruit and retain drivers, achieve maximum on-time reliability, maximize fuel economy and convey an image of quality to existing and potential customers. While Welborn maintains a fleet of high-quality tractors, the shorter routes over which its vehicles are dispatched enables these units to be serviced more frequently. Accordingly, it has not been necessary for Welborn to replace its fleet as frequently as Boyd.

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

         The Company's largest 25, 10 and 5 customers accounted for approximately 53.9%, 37.4% and 24.9%, respectively, of the Company's revenues during the year ended December 31,1999. Many of the Company's largest 25 customers are publicly-held companies. No single customer accounted for more than 10% of the Company's revenues during the year ended December 31,1999.

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

         Boyd conducts its operations through a network of 10 regional and satellite service centers in strategic locations in the eastern two-thirds of the United States. See "Item 2 - Properties." Boyd operates regional service centers in Clayton and Birmingham, Alabama; Springfield, Ohio; and Greenville, Mississippi. These regional service centers are supported by smaller satellite service centers, each having between one to three employees, located in Calvert City, Kentucky; Danville, Virginia; Lisbon Falls, Maine; Blytheville, Arkansas; Baltimore, Maryland; and Walworth, Wisconsin. These service centers allow Boyd to re-dispatch equipment terminating in a given area, enhance driver recruitment and return drivers to their homes more regularly. Boyd also has arrangements to deposit trailers near various major customers or shipping locations to facilitate pre-loading of shipments and thereby increase efficiency.

         Welborn's corporate offices are located in Tuscaloosa, Alabama. Welborn utilizes independent agents located in Atlanta, GA.

DRIVERS AND EMPLOYEES

         Recruiting and retaining professional, well-trained drivers is critical to the Company's success, and all of the Company's drivers must meet specific guidelines relating primarily to safety records, driving experiences and personal evaluations, including drug testing.

         To maintain high-equipment utilization, particularly during periods of growth, the Company strongly emphasizes continuous driver and owner-operator recruitment and training. Drivers are recruited at all of the Company's regional terminal locations and at the Company's corporate headquarters.

         Drivers are trained in Company policies and operations, safety techniques and fuel efficient operation of equipment. In addition, each driver must pass a rigorous road test prior to his or her assignment to a vehicle. The Company's training programs range from two to eight weeks of concentrated schooling, depending on a driver's level of experience. In addition, all drivers are required to participate in annual safety training and defensive driving courses for recertification by the Company. Recognizing the importance of driver contact while drivers are on the road for extended periods, the Company maintains toll-free telephone lines and publishes a newsletter containing Company information, in addition to maintaining daily contact between dispatchers and drivers.

         Competition for qualified drivers is intense. The short- to medium-haul truckload segment of the trucking industry, including the Company, experiences significant driver and owner-operator turnover, and the Company anticipates that the intense competition for qualified drivers in the trucking industry will continue. In order to attract quality drivers, management is actively pursuing the services of independent owner/operators to complement its fleet.

         At December 31, 1999, the Company had 815 employees; of these, approximately 598 were drivers and driver-trainees, and the balance were mechanics, other equipment maintenance personnel and support personnel, including management and administration. In addition, owner-operators accounted for the operation of approximately 507 tractors. None of the Company's employees is subject to a collective bargaining agreement, and the Company has never experienced a work stoppage. Management believes that its relationship with its employees is good.

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

         At December 31, 1999, the Company owned and operated 1,112 tractors and 1,451 flatbed trailers. The tractors are manufactured by Freightliner, Kenworth and International, and the trailers are manufactured by Utility, Dorsey, Fruehauf, Fontaines, Wabash and Great Dane.

TRANSPORTATION TECHNOLOGY

         Management believes that the application of technology is an ongoing part of providing high-quality service at competitive prices, and further believes that Boyd has enhanced its strong reputation for customer satisfaction through the early and fleet-wide implementation of two computer systems.

Boyd was the first major flatbed carrier to fully equip its vehicles with the two-way satellite communication system produced by QUALCOMM. The satellite-based OMNITRACS(C) system ("Omnitracs") was installed and operational in the entire Boyd fleet by the end of 1990. Omnitracs has improved the quality and efficiency of Boyd's operations by allowing drivers and dispatchers to have instant, on-the-road communication ability and by enabling Boyd to provide its customers with accurate information on the status and estimated delivery time of cargo shipments.

         Omnitracs permits more efficient transmission of load assignments to drivers, and enhances the Company's ability to monitor loads in transit and rapidly bill customers for completed deliveries. Once a load is assigned by a load planner, the assignment is transmitted to Boyd's operations department where it is reviewed by a dispatcher who then relays the assignment to the appropriate driver through the Omnitracs display unit in each of Boyd's vehicles. The driver can respond to the dispatcher through Omnitracs in a matter of seconds, thereby eliminating waiting time and inefficient dependence on truck stop telephones or other methods of communication between drivers and dispatchers. Through Omnitracs, Boyd can electronically record a load assignment, report the load to the billing department and generate customer invoices.

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

         Boyd has also equipped its entire fleet of tractors with the SENSORTRACS(C) on-board computer system ("Sensortracs"), which is also produced by QUALCOMM. This system monitors fuel efficiency and other operational data. Information from Sensortracs is periodically processed by one of Boyd's computers, which generates reports on vehicle efficiency and driver performance. Reports generated by this system enhance Boyd's ability to counsel its drivers on strengths and deficiencies in their driving habits and fuel efficiency and to monitor the effectiveness of driver training programs.

         During 1998, Boyd developed load tendering and tracking capabilities. Customers are able to track the progress of their loads during transport using their own personal computer. Additionally, customers are able to book loads over the internet. Customers submit potential loads to the appropriate regional load planner, and the load planner will then contact the customer via the internet e-mail system to acknowledge acceptance of the load. This technological advancement enables customers to book loads routinely without having to complete the same paperwork again. Additionally, in 1998, Boyd implemented a new software program by The LOGISTICS.COM Group that enables Boyd to review each shipping lane to determine overall profitability and also to determine which customers are the most profitable within the lane. The Company's management believes that as a result of these enhanced capabilities, Boyd will be in a position to direct the movement of the fleet in a way that will yield the most results to the bottom line without affecting the quality of the service.

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

FUEL

         Motor carrier service is dependent upon the availability of diesel fuel. The Company's fuel expense comprised 8.7% and 9.0% of revenues in 1999 and 1998, respectively. Through on-board computers, the Company continually monitors fuel usage, miles per gallon, cost per mile and cost per gallon. The Company has not experienced any difficulty in maintaining fuel supplies sufficient to support its operations. Shortages of fuel, increases in fuel prices or fuel tax rates or rationing of petroleum products could have a material adverse effect on the operations and profitability of the Company.

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

         The Company's consolidated balance sheets as of December 31, 1999 and 1998 include reserves for environmental remediation of $0 and $46,000, respectively, to cover final costs related to contamination caused by underground storage tanks. The tanks were replaced and clean-up was substantially complete in 1995. Currently, management knows of no other environmental remediation issues or liabilities. There can be no assurance that material liabilities or expenditures will not arise from these or additional environmental matters that may be discovered, or from future requirements of law. Management does not believe these expenditures will have a material adverse effect on the Company's financial condition.

FORWARD-LOOKING STATEMENTS

         Certain statements incorporated by reference from the information under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in the Company's Annual Report to Stockholders for the year ended December 31, 1999 contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, business conditions and growth in the economy, including the transportation and construction sectors in particular, competitive factors, including price pressures and the ability to recruit and retain qualified drivers, the ability to control internal costs, particularly fuel costs which have risen materially during the fourth quarter of 1999, that are not passed on to the Company's customers, and other factors referenced elsewhere herein.

ITEM 2.  PROPERTIES

         The Company's corporate headquarters and principal service center are located on a 17.9 acre tract in Clayton, Alabama. Such facilities consist of approximately 22,000 square feet of office space, 12,000 square feet of equipment repair facilities and approximately 3 acres of parking space. The Company is in the process of constructing a new "super terminal", containing several maintenance and safety bays in Birmingham, Alabama. The super terminal is estimated to be completed by June 2000.

         The following table sets forth information regarding the location and ownership of each of Boyd's service centers and shuttle facilities:


               Clayton, AL........................................    Owned
               Springfield, OH....................................    Owned
               Birmingham, AL.....................................    Owned
               Greenville, MS.....................................    Owned
               Calvert City, KY...................................    Leased
               Danville, VA.......................................    Leased
               Lisbon Falls, ME...................................    Leased
               Baltimore, MD......................................    Leased
               Walworth, WI.......................................    Leased
               Blytheville, AR....................................    Leased


Additionally, Welborn owns its corporate offices in Tuscaloosa, Alabama and leases service centers located as follows:

              Birmingham, AL........................................  Leased
              Memphis, TN...........................................  Leased*
              Decatur, AL...........................................  Leased*
              Columbia, SC..........................................  Leased*
              Atlanta, GA...........................................  Leased*


*In March 2000, Welborn Transport closed three service centers in Memphis,
TN; Decatur, AL; and Columbia, SC. These service centers were closed in an effort to increase driver utilization and dispatch through one central dispatch location in Tuscaloosa, AL. Additionally, Welborn Transport opened a service center in Atlanta, GA in March 2000. This service center will dispatch and settle with drivers.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999, either through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock of the Company is listed on the Nasdaq National Market under the symbol "BOYD." As of March 17, 2000, the Company had approximately 600 stockholders, including beneficial owners holding shares in nominee or "street" name. The table below sets forth the reported high and low sales price per share for the Common Stock as reported by the Nasdaq National Market for each fiscal quarter during 1999 and 1998.


                                                          Price Range
                                                     -------------------
1999                                                   High        Low
----                                                 -------------------
First Quarter....................................... $ 8-3/8      $6-1/8
Second Quarter......................................  11-3/4       7-3/4
Third Quarter.......................................  11-5/8       8-3/4
Fourth Quarter......................................   9-3/4       6-1/8


                                                         Price Range
                                                     -------------------
1998                                                   High        High
----                                                 -------------------
First Quarter.......................................  $10-3/8    $8-9/16
Second Quarter......................................   12         8-1/2
Third Quarter.......................................   10-1/8     5-7/8
Fourth Quarter......................................    8         5-5/8

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

         Pursuant to the Company's stock repurchase program, the Company purchased 25,000 and 263,940 shares of the common stock in open market or negotiated transactions during 1998 and 1999, for aggregate purchase prices of $165,625 and $2,342,746, respectively. The Company funded these purchases using working capital. On January 8, 1999, the Company purchased 500,000 shares of its outstanding common stock from a former Chief Executive Officer of the Company for $3,660,000. The stock purchase was funded by available cash and a bank line of credit.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this item is incorporated by reference from the information under the caption "Selected Financial Data" in the Company's Annual Report to Stockholders for the year ended December 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is incorporated by reference from the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Stockholders for the year ended December 31, 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         The Company is exposed to interest rate risk due to its long-term debt, which at December 31, 1999, bore interest at rates ranging from 1.00% to 1.50% above the applicable bank's LIBOR rate. Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, the Company has estimated the fair value of its long-term debt approximates its carrying value, using a discounted cash flow analysis based on borrowing rates available to the Company. The effect of a hypothetical ten percent increase in interest rates would increase the estimated fair value of the Company's long-term debt by approximately $600,000. Management believes that current working capital funds are sufficient to offset any adverse effcts caused by changes in these interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated by reference from the Consolidated Financial Statements contained in the Company's Annual Report to Stockholders for the year ended December 31, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is information concerning the Directors and Executive Officers of the Company as of March 17, 2000.

         Dempsey Boyd, age 72, founded Boyd in 1956, and has been Chairman of the Board since April 1980. Mr. Boyd served as President of Boyd from December 1962 until April 1980. Mr. Boyd is the father of Gail B. Cooper and Ginger B. Tibbs.

         Miller Welborn, age 41, has served as Vice-Chairman since February 17, 2000. Mr. Welborn served as President and Chief Executive Officer of the Company from July 1998 until February 2000. Mr. Welborn co-founded Welborn Transport in 1989.

         Gail B. Cooper, age 49, has served as President, Chief Executive Officer and as a Director of the Company since February 17, 2000. Ms. Cooper served as Secretary of Boyd from December 1969 until February 2000. Ms. Cooper received a B.S. in business administration from Troy State University. She has served Boyd in numerous administrative and accounting positions since joining Boyd full-time in June 1972. Ms. Cooper is the daughter of Mr. Boyd and the sister of Ms. Tibbs.

         Richard C. Bailey, age 49, has served as Executive Vice President and Chief Financial Officer of the Company since joining Boyd in August 1992, and has served as a Director since February 1995. He served as President and Director of Eastern Inter-Trans Services, Inc., a dry van truckload carrier based in Columbus, Georgia, from December 1989 to August 1992. Mr. Bailey is a certified public accountant with a B.S. in accounting from Georgia State University. He was previously employed in various financial positions by Ernst & Young, Intermet Corporation and Snapper Products (a division of The Actava Group Inc.). Mr. Bailey has served on the Advisory Board of the University of Georgia Trucking Profitability Strategies Conference.

         Ginger B. Tibbs, age 46, has been the Secretary/ Treasurer of Boyd since February 2000. Ms. Tibbs is primarily responsible for collection of Boyd's accounts receivable and has served as Credit Manager since September 1980. Ms. Tibbs received a degree in elementary education from Auburn University. She is the daughter of Mr. Boyd and the sister of Ms. Cooper.

         With the exception of information relating to the executive officers of the Company, which is provided in Item 10 hereof, all information required by
Part III (Items 11, 12 and 13) is incorporated by reference to the Company's definitive Proxy Statement relating to the 2000 Annual Meeting of Stockholders, which is scheduled to be filed on or about April 7, 2000.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
            SCHEDULES AND CURRENT REPORTS ON FORM 8-K

(a)   Exhibits, Financial Statements and Schedules.

      1. Financial Statements. The following financial statements for the Company and Independent Auditors' Report are incorporated by reference from the Company's Annual Report to Stockholders for the year ended December 31, 1999:

          Independent Auditors' Report
          Consolidated Balance Sheets at December 31, 1999 and 1998 Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997
          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997
          Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997
          Notes to Consolidated Financial Statements

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

      SCHEDULE
      NUMBER                             DESCRIPTION
      ------                             -----------
        II                    Valuation and Qualifying Accounts and Reserves
                              for the Three Fiscal Years Ended December 31, 1999


      3. Exhibits required by Item 601 of Regulation S-K.

      The following exhibits are included in this Form 10-K:


   EXHIBIT
     NO.       DESCRIPTION
   -------     -----------

    10.1       Credit and Security Agreement dated March 16, 1999 between the
               Company and Compass Bank in the amount of $10,000,000 for truck equipment

    10.2       Security Agreement dated March 16, 1999 between the Company and
               Compass Bank in the amount of $10,000,000 for truck equipment

    10.3 Master Note for Business and Commercial Loans dated April 9, 1999 between the Company and Amsouth Bank in the amount of $2,500,000.

    10.4 Master Note for Business and Commercial Loans dated April 9, 1999 between the Company and Amsouth Bank in the amount of $1,750,000.

     13 Those portions of the Company's Annual Report to Stockholders for the year ended December 31, 1999 that are specifically incorporated herein by reference

     21        Subsidiaries of the Registrant

     23        Consent of Deloitte & Touche LLP

     27        Financial Data Schedule


      The following exhibits are incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 000-23948):


 EXHIBIT
   NO.      DESCRIPTION
 -------    -----------
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


EXHIBIT
  NO.         DESCRIPTION
-------       -----------

10.1*         First Amendment to Boyd Bros. Transportation Inc. 1994 Stock
              Option Plan

10.2*         Employment Agreement between the Company and Miller Welborn dated
              December 8, 1997

10.3*         Employment Agreement between the Company and Steven Rumsey dated
              December 8, 1997



         The following exhibit is incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-78925), declared effective on May 20, 1999:



   EXHIBIT
     NO.      DESCRIPTION
   -------    -----------
      4        Boyd Bros. Transportation Inc. 1999 Employee Stock Purchase Plan

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

10.26 Credit and Security Agreement dated February 1, 1994 by and between the Company and Compass Bank

10.27 Security Agreement dated February 1, 1994 by the Company in favor of Compass Bank

10.37       Credit Agreement dated April 1, 1994 by and between the Company and
            AmSouth Bank N.A.



      The following exhibit is incorporated by reference to the Company's Amendment to Report on Form 10-Q filed on August 5, 1997:

-----------------
 * Identifies each exhibit that is a "management contract or compensatory plan or arrangement" required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.


EXHIBIT
  NO.             DESCRIPTION
------            -----------

10.33 OMNITRACS contract dated February 5, 1997, between the Company and QUALCOMM, Inc.


       The following exhibit is incorporated by reference to the Company's Report on Form 8-K filed on December 19, 1997:



EXHIBIT
  NO.         DESCRIPTION
------        -----------
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


                                      BOYD BROS. TRANSPORTATION INC.

                                      By:  /s/ GAIL B. COOPER
                                          --------------------------------------
                                           Gail B. Cooper
                                           President and Chief Executive Officer


Date:  March 30, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


          SIGNATURES                              TITLE                               DATE
          ----------                              -----                               ----
/s/ GAIL B. COOPER
-----------------------------------
        Gail B. Cooper                  President, Chief Executive               March 30, 2000
                                        Officer, and Director (Principal
                                        Executive Officer)

 /s/ RICHARD C. BAILEY                  Executive Vice President,
-----------------------------------     Chief Financial Officer and              March 30, 2000
        Richard C. Bailey               Director (Principal Financial
                                        and Accounting Officer)


 /s/ DEMPSEY BOYD                       Chairman and Director                    March 30, 2000
-----------------------------------
             Dempsey Boyd


  /s/ W. MILLER WELBORN                 Vice-Chairman and Director               March 30, 2000
-----------------------------------
            W. Miller Welborn


  /s/ W. WYATT SHORTER                  Director                                 March 30, 2000
------------------------------------
             W. Wyatt Shorter


 /s/ BOYD WHIGHAM                       Director                                 March 30, 2000
-----------------------------------
            Boyd Whigham

 /s/ STEPHEN J. SILVERMAN               Director                                 March 30, 2000
-----------------------------------
          Stephen J. Silverman

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Boyd Bros.
    Transportation Inc.:

We have audited the consolidated financial statements of Boyd Bros. Transportation Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 4, 2000; such consolidated financial statements and report are included in your 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Boyd Bros. Transportation Inc. and subsidiary, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements as a whole, presents fairly in all material reflects the information shown therein.

Deloitte & Touche LLP

Birmingham, Alabama
February 4, 2000

                                   SCHEDULE II
                         BOYD BROS. TRANSPORTATION INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999


                                                            ADDITIONS         ADDITIONS
                                           BALANCE AT       CHARGED TO        CHARGED TO
                                          BEGINNING OF      COSTS AND           OTHER                             BALANCE AT
DESCRIPTION                                   YEAR           EXPENSES          ACCOUNTS(B)    DEDUCTIONS(A)      END OF YEAR
-----------                               ------------     ------------       ------------    -------------     --------------

Allowance for doubtful accounts--
deducted from trade receivables in
the balance sheet

        Year ended December 31, 1997        $ 125,000        $    --           $ 112,000        $    --           $237,000
                                            =========        ==========        =========        ==========        ========

        Year ended December 31, 1998        $ 237,000        $  150,400        $   --           $  115,400        $272,000
                                            =========        ==========        =========        ==========        ========

        Year ended December 31, 1999        $ 272,000        $  220,000        $   --           $  145,000        $347,000
                                            =========        ==========        =========        ==========        ========




                                                            ADDITIONS
                                            BALANCE AT     CHARGED TO
                                           BEGINNING OF    COSTS AND                           BALANCE AT
DESCRIPTION                                    YEAR         EXPENSES         DEDUCTIONS(A)     END OF YEAR
-----------                                ------------   ------------      --------------    -------------

Allowance for uncollectible receivables
related to sales-type leases--
deducted from investment in sales-type
leases in the balance sheet

        Year ended December 31, 1997        $   --          $   380,000        $   --          $   380,000
                                            ==========      ===========        ==========      ===========

        Year ended December 31, 1998        $  380,000      $ 1,627,506        $  806,261      $ 1,201,245
                                            ==========      ===========        ==========      ===========

        Year ended December 31, 1999        $1,201,245      $ 1,259,144        $1,549,635      $   910,754
                                            ==========      ===========        ==========      ===========


(a) Uncollectible accounts written off

(b) Addition of Welborn Transport, acquired on December 8, 1997