Form 10-Q
period 2000-03-31
BOYD BROS TRANSPORTATION INC
filed 2000-05-15
CIK 920907

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------
                                       OR

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                               ------------------------------
to
   ------------------------

Commission File Number                      0-23948
                        -------------------------------------------------


                         BOYD BROS. TRANSPORTATION INC.
             (Exact name of Registrant as specified in its charter)

              Delaware                                  63-6006515
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 8, 2000.

    Common Stock, $.001 Par Value                          2,970,240
    -----------------------------                          ---------
               (Class)                                (Number of Shares)

                                      INDEX

                                                                                Page Number
Part I.  Financial Information

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets
                           March 31, 2000 and December 31, 1999                           3

                  Condensed Consolidated Statements of Income
                           Three-months Ended March 31, 2000 and 1999                     5

                  Condensed Consolidated Statements of Cash Flows
                           Three-months Ended March 31, 2000 and 1999                     6

                  Notes to Condensed Consolidated Financial Statements                    8

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                     9

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk             11

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K                                       12

Signatures                                                                               12

                         BOYD BROS. TRANSPORTATION INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                MARCH 31,      DECEMBER 31,
                                                                  2000            1999
                                                               -----------     -----------
                                                                       (UNAUDITED)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                 $   587,447     $ 1,006,826
     Marketable securities                                         250,000         250,000
     Accounts receivable:
         Trade and interline                                    13,878,724      12,475,739
         Other                                                     389,596       1,082,615
     Current portion of net investment in sales-type lease       3,123,362       3,620,723
     Inventories                                                   376,746         326,202
     Prepaid tire expense                                          602,086         837,136
     Other prepaid expenses                                      2,246,433       2,488,484
     Deferred income taxes                                         281,834         281,834
                                                               -----------     -----------

         Total current assets                                   21,736,228      22,369,559
                                                               -----------     -----------

PROPERTY AND EQUIPMENT:
     Land and land improvements                                  2,263,326       2,263,326
     Buildings                                                   2,927,611       2,927,611
     Revenue equipment                                          71,807,568      69,944,259
     Other equipment                                            11,515,585      11,510,214
     Leasehold improvements                                        377,831         377,831
     Construction in Progress                                    3,884,670       3,539,437
                                                               -----------     -----------

         Total                                                  92,776,591      90,562,678
     Less accumulated depreciation and
         amortization                                           31,455,302      28,680,556
                                                               -----------     -----------

         Property and equipment, net                            61,321,289      61,882,122
                                                               -----------     -----------

OTHER ASSETS:
     Net investment in sales-type lease                          7,197,123       8,522,614
     Goodwill                                                    3,899,884       3,955,834
     Deposits and other assets                                     438,354         438,372
     Revenue equipment available for lease                       4,164,314       2,287,267
                                                               -----------     -----------
         Total other assets                                     15,699,675      15,204,087
                                                               -----------     -----------

TOTAL                                                          $98,757,192     $99,455,768
                                                               ===========     ===========


See notes to condensed consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   MARCH 31,       DECEMBER 31,
                                                                                     2000              1999
                                                                                 ------------      ------------
                                                                                          (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt                                        $ 16,127,967      $ 14,245,584
     Accounts payable - trade and interline                                         3,817,422         4,070,946
     Income taxes                                                                         818           802,395
     Accrued liabilities:
         Self-insurance claims                                                      1,819,681         1,768,114
         Salaries and wages                                                           771,433           746,805
         Other                                                                      1,809,974         1,785,087
                                                                                 ------------      ------------

         Total current liabilities                                                 24,347,295        23,418,931

LONG-TERM DEBT                                                                     33,547,462        34,688,582

DEFERRED INCOME TAXES                                                              10,954,964        10,954,964
                                                                                 ------------      ------------

                                                                                 ------------      ------------
         Total liabilities                                                         68,849,721        69,062,477
                                                                                 ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

     Preferred stock, $.001 par value - 1,000,000
     shares authorized; no shares issued and outstanding
     Common stock, $.001 par value - 10,000,000 shares authorized;
         4,081,910 shares issued and outstanding in 2000 and 1999                       4,082             4,082
     Treaasury Stock at cost, 866,470 shares                                       (6,617,347)       (5,900,746)
     Additional paid-in capital                                                    16,839,570        16,839,570
     Retained earnings                                                             19,681,166        19,450,385
                                                                                 ------------      ------------

         Total stockholders' equity                                                29,907,471        30,393,291
                                                                                 ------------      ------------

TOTAL                                                                            $ 98,757,192      $ 99,455,768
                                                                                 ============      ============


See notes to condensed consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                             THREE MONTHS ENDED MARCH 31,
                                             ------------------------------
                                                2000              1999
                                             ------------      ------------
                                                        (UNAUDITED)
OPERATING REVENUES                           $ 33,825,625      $ 30,038,000
                                             ------------      ------------

OPERATING EXPENSES:
   Salaries, wages and employee benefits        9,438,522         8,776,800
   Cost of independent contractors             10,741,228         9,151,749
   Fuel                                         3,272,674         2,554,675
   Operating supplies                           2,612,743         2,584,605
   Taxes and licenses                             753,603           649,698
   Insurance and claims                         1,832,876         1,539,116
   Communications and utilities                   397,536           366,050
   Depreciation and amortization                2,904,318         2,625,750
   Gain on disposition of property
     and equipment, net                                --          (167,876)
   Other                                          465,880           394,684
                                             ------------      ------------

     Total operating expenses                  32,419,380        28,475,251
                                             ------------      ------------

OPERATING INCOME                                1,406,245         1,562,749
                                             ------------      ------------

OTHER INCOME (EXPENSES):
   Interest income                                 22,171            20,033
   Interest expense                              (976,273)         (439,204)
                                             ------------      ------------
     Other expenses, net                         (954,102)         (419,171)
                                             ------------      ------------
INCOME BEFORE PROVISION FOR
     INCOME TAXES                                 452,143         1,143,578

PROVISION FOR INCOME TAXES                        221,362           481,371
                                             ------------      ------------

NET INCOME                                   $    230,781      $    662,207
                                             ============      ============

NET INCOME PER SHARE (Basic and Diluted)     $       0.07      $       0.18
                                             ============      ============

WEIGHTED AVERAGE SHARES
     OUTSTANDING (Basic and Diluted)            3,309,366         3,603,156
                                             ============      ============


See notes to condensed consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                 ----------------------------
                                                                                    2000              1999
                                                                                 -----------      -----------
                                                                                         (UNAUDITED)
OPERATING ACTIVITIES:
     Net income                                                                  $   230,781      $   662,207
     Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization                                             2,904,318        2,625,750
         Net effect of sales- type leases on cost of independent contractors        (352,134)        (295,970)
         Gain on disposal of property and equipment, net                                  --         (167,876)
         Changes in assets and liabilities provided (used) cash:
             Accounts receivable                                                    (709,966)       1,044,551
             Other current assets                                                    426,557         (242,277)
             Deposits and other assets                                                    18         (143,867)
             Accounts payable- trade and interline                                  (253,524)       1,725,078
             Accrued liabilities and other current liabilities                      (700,495)      (1,002,624)
                                                                                 -----------      -----------
                 Net cash provided by operating activities                         1,545,555        4,204,972
                                                                                 -----------      -----------

INVESTING ACTIVITIES:
     Payments received on sales type leases                                          968,489          529,000
     Capital expenditures:
       Revenue equipment                                                          (2,607,481)      (4,615,070)
       Other property and equipment                                                   (5,371)        (254,196)
     Construction in Process                                                        (345,233)          (1,250)
     Proceeds from disposals of property and equipment                                    --          562,782
                                                                                 -----------      -----------
                 Net cash used in investing activities                            (1,989,596)      (3,778,734)
                                                                                 -----------      -----------

FINANCING ACTIVITIES:
     Purchase of treasury stock                                                     (716,601)      (3,926,472)
     Proceeds from line of credit                                                    798,550               --
     Proceeds from long term debt                                                  2,979,174        6,063,205
     Principal payments on long-term debt                                         (3,036,461)      (2,467,757)
                                                                                 -----------      -----------
                 Net cash provided by (used in) financing activities                  24,662         (331,024)
                                                                                 -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (419,379)          95,214

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   1,006,826        1,361,664
                                                                                 -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $   587,447      $ 1,456,878
                                                                                 ===========      ===========


See notes to condensed consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ---------------------------
                                                      2000          1999
                                                    --------     ----------
                                                         (UNAUDITED)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the year for:
     Interest                                       $976,273     $  439,204
                                                    ========     ==========

     Income taxes, net of refunds                   $925,000     $2,010,778
                                                    ========     ==========

SUPPLEMENTAL NONCASH INVESTING AND FINANCING
ACTIVITIES:
Net investment in sales-type leases                 $968,992     $   63,129
                                                    ========     ==========


See notes to condensed consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position of Boyd Bros. Transportation, Inc. ("Boyd Bros." or the "Company") as of March 31, 2000, and the results of operations for the three months ended March 31, 2000 and 1999, and cash flows for the three months ended March 31, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

         The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended December 31, 1999.

         The condensed consolidated financial statements and notes should be read in conjunction with the summary of accounting policies and notes to the financial statements included in the Company's Form 10-K for the year ended December 31, 1999.

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

4.  CAPITAL TRANSACTIONS

         In February 1999, the Company's Board of Directors authorized a program under which the Company may purchase up to 600,000 shares of its common stock in open market or negotiated transactions. During the first quarter of 2000, the Company repurchased 114,800 shares for $716,601 under this program. As of March 31, 2000 the Company is authorized to buy an additional 221,260 shares of its common stock under this program.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company, headquartered in Clayton, Alabama, is a flatbed truckload carrier that operates throughout most of the continental United States, hauling steel products and building materials. In these markets, the Company serves high-volume, time-sensitive shippers that demand time definite delivery.

         Historically, the Company has owned its revenue equipment and operated through employee-operators. The Company's expansion in the past, therefore, has required significant capital expenditures that have been funded through secured borrowings. During 1997, as a strategy to expand its potential for growth without the concomitant increase in capital expenditures typically related to owned equipment, the Company began adding owner/operators to its fleet. The Company then accelerated the implementation of this strategy in December 1997 with the acquisition of Welborn Transport, which specializes in short-haul routes using a largely owner/operator fleet.

RESULTS OF OPERATIONS

         Operating revenues increased $3,787,625 or 12.6% for the three-month period ended March 31, 2000 compared with the same period in 1999. The increase was due to better equipment utilization and an increase in the fleet size.

         Total operating expenses increased $3,944,129 or 13.9% during the three-month period ended March 31, 2000 compared with the three months ended March 31, 1999. The increase was due primarily to increased fuel costs in 2000. Fuel now costs approximately $1.40 per gallon, representing a dramatic increase over the price per gallon for the same period in 1999. The operating ratio for the first quarter of 2000 was 95.8% compared with 94.8% for the same period in 1999.

         Salaries, wages and benefits increased $661,722 or 7.5% compared with the first quarter of 1999 from $8,766,800 to $9,438,522. The increase in salaries and wages was due to the decrease in the number of active owner/operator units as a result of rising fuel costs. Many owner/operators have been converted back to company drivers, hence the increase in salaries, wages and benefits. The owner/operator fleet comprised 42% of the Company's power units or 433 power units for the period ended March 31, 2000, compared with 46% or 462 power units for the same period in 1999. Fuel costs increased $717,999 or 28.1% compared with the first quarter of 1999 from $2,554,675 to $3,272,674. Increasing fuel costs per gallon and the decrease in owner/operator units contributed to the increase in aggregate fuel costs for the first quarter of 2000. Operating supplies increased $28,138 or 1.1% compared with the first quarter of 1999 from $2,584,605 to $2,612,743. As a percentage of operating revenues, operating supplies declined from 8.6% to 7.7% due to the decrease in the size of the owner/operator fleet. Taxes and licenses increased $103,905 or 16.0% compared with the first quarter of 1999 from $649,698 to $753,603. As a percentage of operating revenues, taxes and licenses remained unchanged at 2.2%. Insurance and claims increased $293,760 or 19.1% compared with the first quarter of 1999 from $1,539,116 to $1,832,876. As a percentage of operating revenues, insurance and claims increased from 5.1% to 5.4%. The increase was due to an increase in claims related to cargo and an increase in accident frequency and the increase in annual premiums. Communication and utilities increased $31,486 or 8.6% compared with the first quarter of 1999 from $366,050 to $397,536. As a percentage of operating revenues, communication and utilities remained constant at 1.2%. Depreciation and amortization expense increased $278,568 or 10.6% compared with the first quarter of 1999 from $2,625,750 to $2,904,318. As a percentage of operating revenues, depreciation and amortization declined from 8.7% to 8.6%. Cost of independent contractors, or owner/operators, was $10,741,228 for the three months ended March 21, 2000 compared with $9,151,749 for the three months ended March 31, 1999. Cost of independent contractors comprises the net payments made to the owner/operators after certain operating expenses are deducted. Interest expense increased $537,069 or 122.3% compared with the first quarter of 1999 from $439,204 to $976,273. As a percentage of operating revenues, interest expense increased from 1.5% to 2.9% due to the increase in debt primarily of which was to replenish its tractor and trailer fleet.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements are for capital expenditures and operating expenses, including labor costs, fuel costs and operating supplies. Historically, the Company's primary sources of cash have been from operations, bank borrowings and sales of common stock of the Company.

         Accounts receivable - trade and interline at March 31, 2000 increased 11.2% or $1,402,985 compared with the amount at March 31, 1999. This represented 14.1% of total assets at March 31, 2000 versus 12.5% of total assets at March 31, 1999. The days of revenue in accounts receivable for the period ended March 31, 2000 were 37.3 compared with 34.7 for the same period in 1999. The increase in accounts receivable was due to the increase in sales volume and does not represent a change in uncollectible accounts. The Company has not recognized any significant bad debt expense in any of the periods represented relating to trade receivables. The Company reserves for bad debts that are related to the sale-leaseback transactions with its owner/operators. Bad debt expense on such leases for the quarter ended March 31, 2000 was $352,340 compared with $180,147 for the same period in 1999.

         Net cash flow provided by operating activities was $1,545,555 during the first three months of 2000, compared with $4,204,972 during the same period in 1999. The Company's bank debt bears interest ranging from LIBOR plus 1.00% to LIBOR plus 1.50%, all payable in monthly installments and with maturities through November 2004. The bank debt is collateralized by revenue equipment. The Company also has two lines of credit totaling $4,500,000 bearing interest at the bank's 30-day LIBOR rate plus 1.75%. As of March 31, 2000, the Company had outstanding borrowings on its lines of credit totaling $798,550.

         Management anticipates increasing the Company's fleet in 2000 by an aggregate of 35 tractors and 51 trailers, net of replacements, at an anticipated cost of approximately $5,500,000. Management expects to continue financing such equipment purchases through equipment financing arrangements with various lenders.

         As of March 31, 2000, the Company believes that the availability of credit under both lines of credit and internally generated cash will be adequate to finance its operations and anticipated capital expenditures through fiscal year 2000.

YEAR 2000 COMPLIANCE

         In June 1998 the Company developed and began implementing a plan to review its overall Year 2000 compliance. The plan encompassed the Company's critical information technology ("IT") and its critical non-IT systems that are necessary to execute the Company's basic functions of hauling freight via the Company's flatbed trucks.

         The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its on-going business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues such as leap year-related problems may occur with billing, payroll, or financial closings at month, quarterly or year-end. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively impacted if its customers or suppliers are adversely affected by the Year 2000 or similar issues. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers and suppliers.

         The Company expended $105,000 on Year 2000 readiness efforts from 1998 to 1999. These efforts included replacing some outdated, noncompliant hardware and noncompliant software as well as identifying and remediating Year 2000 problems.

FUEL PRICE TREND

            Diesel fuel prices have increased materially during the first quarter of 2000. The average price per gallon of diesel fuel has increased from about $.96 per gallon at the beginning of 1999 to nearly $1.50 at the end of the first quarter of 2000. If fuel prices continue to increase or remain at these higher levels for a continued period of time, higher fuel costs may have a material adverse effect on the financial condition and business operations of the Company. Additionally, the increased fuel costs may also have a material adverse effect on the Company's efforts to build a base of owner/operators, expand its pool of available trucks and diversify its operations. Higher fuel costs dilute the financial incentive for owner/operators, who are typically paid a flat rate per mile; therefore, as a result of higher fuel prices, about 50 drivers have left the Company's owner/operator program in the fourth quarter of the year ended 1999 and additional drivers have departed in the first quarter of 2000. The diminishing number of owner/operators further impacts the Company's financial condition - and therefore compounds the direct impact of higher fuel costs - because each owner/operator that leaves the Company's program also leaves behind a power unit that must then be absorbed into the Company's fleet. As a result, each of these trucks can no longer be recorded as a variable expense that is related to a contractual rate per mile and is incurred only if freight is moved, but must instead be recorded as a Company-owned truck with indirect costs of ownership, such as depreciation, maintenance and capital expenses. As a result, the continuing higher fuel costs may lead to empty trucks, diminished fleet efficiency, and reduced revenue potential.

FORWARD-LOOKING STATEMENTS

           Certain of the above statements contained herein under the caption "Management's Discussion and Analysis Financial Conditions and Result of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, business conditions and growth in the economy, including the transportation and construction sectors in particular, competitive factors, including price pressures and the ability to recruit and retain qualified drivers, the ability to control internal costs, particularly fuel costs which have continued to rise materially during the first quarter of 2000, that are not passed on to the Company's customers, and other factors referenced elsewhere herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The Company is exposed to interest rate risk due to its long-term debt, which at March 31, 2000 bore interest rates ranging from 1.00% to 1.50% above the bank's LIBOR rate. Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, the Company has estimated the fair value of its long-term debt approximates its carrying value, using a discounted cash flow analysis based on borrowing rates available to the Company. The effect of a hypothetical 10% increase in interest rates would increase the estimated fair value of the Company's long-term debt by approximately $658,000. Management believes that current working capital funds are sufficient to offset any adverse effects caused by changes in the interest rates.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         27    Financial data schedule

(b)  Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2000.



SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Boyd Bros. Transportation Inc.

                                                     (Registrant)



         Date: May 15, 2000                      /s/ Richard C. Bailey
                                             ------------------------------

                                      Richard C. Bailey, Chief Financial Officer
                                             (Principal Accounting Officer)