Form 10-Q
period 2000-06-30
BOYD BROS TRANSPORTATION INC
filed 2000-08-14
CIK 920907

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from  ___________________  to  __________________

Commission File Number      0-23948
                       ---------------------------------------------------------

                         BOYD BROS. TRANSPORTATION INC.
             (Exact name of Registrant as specified in its charter)

                 Delaware                                    63-6006515
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 2000.


      Common Stock, $.001 Par Value                           2,995,340
      -----------------------------                           ---------
                 (Class)                                 (Number of Shares)

                                      INDEX



                                                                         Page Number

Part I.  Financial Information

         Item 1. Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets
                       June 30, 2000 and December 31, 1999                     3

                 Condensed Consolidated Statements of Income
                       Three - and six-month Periods Ended June
                       30, 2000 and 1999                                       5

                 Condensed Consolidated Statements of Cash Flows
                        Six-month Periods Ended June 30, 2000 and 1999         6

                 Notes to Condensed Consolidated Financial Statements          7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                           8

         Item 3. Quantitative and Qualitative Disclosures about Market Risk   11

Part II. Other Information

         Item 4. Submission of Matters to a Vote of Security Holders          12

         Item 5. Other Information                                            12

         Item 6. Exhibits and Reports on Form 8-K                             12

Signatures                                                                    13


                         BOYD BROS. TRANSPORTATION INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    JUNE 30,         DECEMBER 31,
                                                      2000               1999
                                                      ----               ----
                                                            (UNAUDITED)

ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                    $   983,437        $ 1,006,826
     Marketable securities                            250,000            250,000
     Accounts receivable:
         Trade and interline                       13,631,081         12,475,739
         Other                                        655,774          1,082,615
     Current portion of net investment in
       sales-type lease                             2,803,777          3,620,723
     Inventories                                      324,324            326,202
     Prepaid tire expense                             438,679            837,136
     Other prepaid expenses                         1,890,199          2,488,484
     Deferred income taxes                            281,834            281,834
                                                  -----------        -----------

         Total current assets                      21,259,105         22,369,559
                                                  -----------        -----------

PROPERTY AND EQUIPMENT:
     Land and land improvements                     2,263,326          2,263,326
     Buildings                                      2,927,611          2,927,611
     Revenue equipment                             69,166,200         69,944,259
     Other equipment                               11,560,523         11,510,214
     Leasehold improvements                           377,831            377,831
     Construction in process                        4,047,432          3,539,437
                                                  -----------        -----------

         Total                                     90,342,923         90,562,678
     Less accumulated depreciation and
         amortization                              28,849,893         28,680,556
                                                  -----------        -----------

         Property and equipment, net               61,493,030         61,882,122
                                                  -----------        -----------

OTHER ASSETS
     Net investment in sales-type lease             6,638,458          8,522,614
     Goodwill                                       3,843,934          3,955,834
     Deposits and other assets                        426,568            438,372
     Revenue equipment available for lease          5,363,654          2,287,267
                                                  -----------        -----------
         Total other assets                        16,272,614         15,204,087

TOTAL                                             $99,024,749        $99,455,768
                                                  ===========        ===========



See notes to unaudited condensed consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          JUNE 30,       DECEMBER 31,
                                                            2000            1999
                                                            ----            ----
                                                                 (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt              $ 15,656,835      $ 14,245,584
     Accounts payable - trade and interline               4,969,753         4,070,946
     Income taxes                                           139,017           802,395
     Accrued liabilities:
         Self-insurance claims                            1,858,751         1,768,114
         Salaries and wages                               1,007,226           746,805
         Other                                            1,862,394         1,785,087
                                                       ------------      ------------

         Total current liabilities                       25,493,976        23,418,931

LONG-TERM DEBT                                           33,524,671        34,688,582

DEFERRED INCOME TAXES                                    10,954,964        10,954,964
                                                       ------------      ------------
         Total liabilities                               69,973,611        69,062,477
                                                       ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value - 1,000,000
         shares authorized; no shares issued and
         outstanding
     Common stock, $.001 par value - 10,000,000
         shares authorized; 4,081,910
         shares issued and
         outstanding                                          4,082             4,082
     Treasury Stock at cost, 1,056,870 shares (2000)
         and 751,670 (1999)                              (7,682,610)       (5,900,746)
     Additional paid-in capital                          16,839,570        16,839,570
     Retained earnings                                   19,890,096        19,450,385
                                                       ------------      ------------

         Total stockholders' equity                      29,051,138        30,393,291
                                                       ------------      ------------

TOTAL                                                  $ 99,024,749      $ 99,455,768
                                                       ============      ============




See notes to unaudited condensed consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                             THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                              2000               1999               2000               1999
                                              ----               ----               ----               ----
                                                     (UNAUDITED)                           (UNAUDITED)
OPERATING REVENUES                        $ 32,601,049       $ 33,247,123       $ 66,426,674       $ 63,285,123

OPERATING EXPENSES:
     Salaries, wages and
         employee benefits                   9,846,075          8,809,651         19,284,597         17,586,451
     Cost of independent contractors         9,149,146         11,546,117         19,890,374         20,697,866
     Fuel                                    3,505,883          2,631,914          6,778,557          5,186,589
     Operating supplies                      2,714,228          2,662,974          5,326,971          5,247,579
     Taxes and licenses                        825,102            662,214          1,578,705          1,311,912
     Insurance and claims                    1,732,812          1,489,174          3,565,688          3,028,290
     Communications and utilities              380,357            358,691            777,893            724,741
     Depreciation and amortization           2,883,297          2,727,119          5,787,615          5,352,869
     Gain on disposition of
         property and equipment, net          (417,661)          (928,027)          (417,661)        (1,095,903)
     Other                                     589,290            387,251          1,055,170            781,935
                                          ------------       ------------       ------------       ------------

     Total operating expenses               31,208,529         30,347,078         63,627,909         58,822,329
                                          ------------       ------------       ------------       ------------

OPERATING INCOME                             1,392,520          2,900,045          2,798,765          4,462,794
                                          ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSES):
     Interest income                            18,563             27,605             40,734             47,638
     Interest expense                         (985,131)          (535,464)        (1,961,404)          (974,668)
     Other income                                   --            (16,635)                --            (16,635)
                                          ------------       ------------       ------------       ------------
     Other expenses, net                      (966,568)          (524,494)        (1,920,670)          (943,665)
                                          ------------       ------------       ------------       ------------

INCOME BEFORE PROVISION FOR
     INCOME TAXES                              425,952          2,375,551            878,095          3,519,129

PROVISION FOR INCOME TAXES                     217,018            960,888            438,380          1,442,259
                                          ------------       ------------       ------------       ------------

NET INCOME                                $    208,934       $  1,414,663       $    439,715       $  2,076,870
                                          ============       ============       ============       ============

NET INCOME PER SHARE
      (Basic and Diluted)                 $       0.07       $       0.40       $       0.14       $       0.58
                                          ============       ============       ============       ============

WEIGHTED AVERAGE SHARES
     OUTSTANDING                             3,078,515          3,533,274          3,193,931          3,568,197
                                          ============       ============       ============       ============



See notes to unaudited condensed consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              SIX MONTHS ENDED JUNE 30,
                                                                              2000               1999
                                                                              ----               ----
                                                                                    (UNAUDITED)

OPERATING ACTIVITIES:
     Net income                                                            $   439,715       $  2,076,870
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                                       5,787,615          5,352,869
         Net effect of sale - type leases on cost of independent
             contractors                                                      (623,526)          (655,129)
         Gain on disposal of property and equipment, net                      (417,661)        (1,095,903)
         Changes in assets and liabilities provided (used) cash:
             Accounts receivable                                              (728,501)        (1,522,379)
             Other current assets                                              998,620          3,241,091
             Deposits and other assets                                          11,804           (895,446)
             Accounts payable- trade and interline                             898,807            376,956
             Accrued liabilities and other current liabilities                (235,013)          (297,426)
                                                                           -----------       ------------
                Net cash provided by operating activities                    6,131,860          6,581,503
                                                                           -----------       ------------

INVESTING ACTIVITIES:
     Payments received on sales type leases                                  2,598,275          1,330,938
     Capital expenditures:
         Revenue equipment                                                  (9,799,233)       (16,461,883)
         Other equipment                                                       (18,227)          (777,455)
     Construction in process                                                  (507,994)                --
     Proceeds from disposals of property and equipment                       3,106,454          2,782,069
                                                                           -----------       ------------
                Net cash used in operating activities                       (4,620,725)       (13,126,331)
                                                                           -----------       ------------

FINANCING ACTIVITIES:
     Purchase of treasury stock                                             (1,781,864)        (4,030,222)
     Proceeds from long-term debt                                            6,672,515         15,496,146
     Principal payments on long-term debt                                   (6,425,175)        (6,042,417)
                                                                           -----------       ------------
                Net cash provided by (used) in financing activities         (1,534,524)         5,423,507
                                                                           -----------       ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (23,389)        (1,121,321)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             1,006,826          1,361,664
                                                                           -----------       ------------

 BALANCE AT END OF PERIOD                                                  $   983,437       $    240,343
                                                                           ===========       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid during the year for:
     Income taxes, net of refunds                                          $ 1,101,758       $  2,662,230
                                                                           ===========       ============
     Interest                                                              $   985,131       $    927,030
                                                                           ===========       ============

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:

     Net investment in sales-type leases                                   $   264,948       $  1,321,954
                                                                           ===========       ============





See notes to unaudited condensed consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position of Boyd Bros. Transportation, Inc. ("Boyd Bros." or the "Company") as of June 30, 2000, and the results of operations for the three and six-month periods ended June 30, 2000 and 1999, and cash flows for the six-month periods ended June 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

         The unaudited condensed consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the year ended December 31,1999.

         The unaudited condensed consolidated financial statements and notes should be read in conjunction with the summary of accounting policies and notes to the financial statements included in the Company's Form 10-K for the year ended December 31,1999.

2.  PRINCIPLES OF CONSOLIDATION

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

4.  CAPITAL TRANSACTIONS

         In February 1999, the Company's Board of Directors authorized a program under which the Company may purchase up to 600,000 shares of its common stock in open market or negotiated transactions. During the first six months of 2000, the Company repurchased 302,200 shares for $1,781,864 under this program. As of June 30, 2000, the Company is authorized to buy an additional 33,860 shares of its common stock under this program.

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

RESULTS OF OPERATIONS

         Results for the second quarter and first six months of 2000 reflected, among other things, continued pressure from high fuel prices, increased insurance costs, higher interest expense and other company-fleet operating costs affected net income for the period. Aside from the direct impact on the Company's profits, higher fuel costs have significantly diminished the profits available to owner/operators, causing attrition in the Company's owner/ operator fleet, particularly in its Welborn division where the number of owner/ operators declined to 252 at June 30, 2000, from 300 at June 30, 1999. In the Boyd Bros. division, the departure of some owner/operators also has required the Company to assimilate power units into its Company-owned operations. At June 30, 2000, the Boyd Bros. division had 165 owner/operators compared to 224 at the end of the second quarter of 1999. In total, 417, or 40%, of the Company's 1,042 power units were owner/operated at June 30, 2000, compared with 524, or 50%, of the Company's 1,040 power units at the same time last year. Thus, even though the Company has seen an increase in load counts in the Boyd Bros. division, the overall increase in Company trucks, without a commensurate increase in the number of Company drivers, has resulted in additional empty trucks and decreased fleet utilization.

Quarterly Review

         Operating revenues declined $646,074 or 1.9% to $32,601,049 for the quarter ended June 30, 2000, compared with $33,247,123 for the same period in 1999. This decline primarily reflected the closing of the Welborn logistics and specialized operations, a general decline in the number of owner/operators, and a continued shortage of drivers for Company-owned trucks.

         Total operating expenses increased $861,451 or 2.8% to $31,208,529 for the three-month period ended June 30, 2000, compared with $30,347,078 for the three months ended June 30, 1999. The operating ratio for the second quarter of 2000 was 95.7% compared with 91.3% for the same period in 1999.

         Salaries, wages and benefits increased $1,036,424 or 11.8% compared to the second quarter of 1999 to $9,846,075. As a percentage of operating revenues, salaries, wages and benefits increased to 30.2% from 26.5% due to an increase in the number of Company drivers and non-driver associates. Cost of independent contractors, or owner/operators, declined $2,396,971 or 20.8% compared to the second quarter of 1999 to $9,149,146 from $11,546,117. As a percentage of operating revenues, cost of independent contractors declined to 28.1% from 34.7% as the number of owner/operators declined. Aggregate fuel costs increased $873,969 or 33.2% compared to the second quarter of 1999 to $3,505,883 from $2,631,914. As a percentage of operating revenues, fuel costs increased to 10.8% from 7.9% due to a decline in the number of owner/operator units and an increase in fuel cost per gallon. Operating supplies increased $51,254 or 1.9% compared to the second quarter of 1999 to $2,714,228 from $2,662,974. As a percentage of operating revenues, operating supplies increased to 8.3% from 8.0%. Taxes and licenses increased $162,888 or 24.6% compared to the second quarter of 1999 to $825,102 from $662,214 due to an increase in the Company's fleet size. As a percentage of operating revenues, taxes and licenses increased to 2.5% from 2.0%. Insurance and claims increased $243,638 or 16.4% compared to the second quarter of 1999 to

$1,732,812 from $1,489,174. As a percentage of operating revenues, insurance and claims increased to 5.3% from 4.5%, reflecting an increase in cargo claims and accident frequency as well as an increase in insurance premiums. Communications and utilities increased $21,666 or 6.0% compared to the second quarter of 1999 to $380,357 from $358,691. As a percentage of operating revenues, communication and utilities increased to 1.2% from 1.1%. Depreciation and amortization increased $156,178 or 5.7% compared to the second quarter of 1999 to $2,883,297 from $2,727,119. As a percentage of operating revenues, depreciation and amortization increased to 8.8% from 8.2% because of the purchase of new revenue equipment and also the return of owner/operated tractors to the Company's fleet that were subject to lease/purchase arrangements in previous periods. Gain on disposition of property and equipment, net declined $510,366 or 55.0% compared to the second quarter of 1999 to $417,661 from $928,027. As a percentage of operating revenues, gain on disposition of property and equipment, net declined to 1.3% from 2.8%, reflecting the Company's completion of a major capital equipment replacement program last year. Other expense increased $202,039 or 52.2% compared to the second quarter of 1999 to $589,290 from $387,251. As a percentage of operating revenues, other expense increased to 1.8% from 1.2%. Interest expense increased $449,667 or 84.0% compared to the second quarter of 1999 to $985,131 from $535,464. As a percentage of operating revenues, interest expense increased to 3.0% from 1.6% primarily due to an increase in debt incurred to finance revenue equipment, much of which was subsequently leased to owner/operators, and also due to an increase in the base LIBOR rate on the Company's outstanding debt during the second quarter compared to rates that prevailed during the same period last year. The Company continues to replenish its fleet of tractors and trailers on an as needed basis.

Year-to-date Review

         Operating revenues increased $3,141,551 or 5.0% to $66,426,674 in the six-month period ended June 30, 2000, compared with $63,285,123 in the same period in 1999. The increase for the first half of 2000 was due primarily to an increase in the Company's fleet size and reduced deadhead.

         Total operating expenses increased $4,805,580 or 8.2% to $63,627,909 for the year-to-date period ended June 30, 2000, compared with $58,822,329 for the first half of 1999. The operating ratio for the first six months of 2000 was 95.8% compared with 92.9% for the same period last year.

         Salaries, wages and employee benefits increased $1,698,146 or 9.7% compared to the first half of 1999 to $19,284,597 from $17,586,451. As a percentage of operating revenues, salaries, wages and benefits increased to 29.0% from 27.8% due to an increase in the number of Company drivers and non-driver associates. Cost of independent contractors declined $807,492 or 3.9% compared to the first half of 1999 to $19,890,374 from $20,697,866. As a percentage of operating revenues, cost of independent contractors declined 29.9% from 32.7%, reflecting a lower number of owner/operators. Aggregate fuel costs increased $1,591,968 or 30.7% compared to the first half of 1999 to $6,778,557 from $5,186,589. As a percentage of operating revenues, fuel costs increased to 10.2% from 8.2% because of higher fuel cost per gallon and a decline in the Company's owner/operator fleet. Operating supplies increased $79,392 or 1.5% compared to the first half of 1999 to $5,326,971 from $5,247,579. As a percentage of operating revenues, operating supplies declined to 8.0% from 8.3%. Taxes and licenses increased $537,398 or 17.7% compared to the first half of 1999 to $1,578,705 from $1,311,912. As a percentage of operating revenues, taxes and licenses increased to 2.4% from 2.1% due to an increase in the Company's fleet size. Insurance and claims increased $537,398 or 17.7% compared to the first half of 1999 to $3,565,688 from $3,028,290. As a percentage of operating revenues, insurance and claims increased to 5.4% from 4.8%, reflecting an increase in cargo claims and accident frequency, as well as an increase in insurance premiums. Communications and utilities increased $53,152 or 7.3% compared to the first half of 1999 to $777,893 from $724,741. As a percentage of operating revenues, communication and utilities increased to 1.2% from 1.1%. Depreciation and amortization increased $434,746 or 8.1% compared to the first half of 1999 to $5,787,615 from $5,352,869. As a percentage of operating revenues, depreciation and amortization increased to 8.7% from 8.5% because of the purchase of new revenue equipment and also the return of owner/operated tractors to the Company's fleet that were subject to lease/purchase arrangements in previous periods. Gain on disposition of property and equipment, net declined $678,242 or 61.9% compared to the first half of 1999 to $417,661 from $1,095,903. As a percentage of operating revenues, gain of disposition of property and equipment, net declined to 0.6% from 1.7%, reflecting the Company's completion of a significant capital equipment replacement program last year. Other expense increased $273,235 or 34.9% compared to the first half of 1999 to $1,055,170 from $781,935. As a percentage of operating revenues, other expense increased to 1.6% from 1.2%. Interest expense increased $986,736 or 101.2% compared to the first half of 1999 to $1,961,404 from $974,668. As a percentage of operating revenues, interest expense increased to 3.0% from 1.5% primarily due to an increase in debt incurred to finance revenue equipment, much of which was subsequently leased to owner/operators, and also due to an increase in the base LIBOR rate on the Company's outstanding debt during the first half of 2000 compared to rates that prevailed in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements are for capital expenditures and operating expenses, including labor costs, fuel costs and operating supplies. Historically, the Company's primary sources of cash have been from operations, bank borrowings and the sale of common stock.

         Accounts receivable (trade and interline) increased $1,155,342 or 9.3% to $13,631,081 at June 30, 2000, from $12,475,739 at December 31, 1999. Accounts receivable represented 13.8% of total assets compared to 12.5% of total assets at December 31, 1999; this increase was due an increase in sales volume during the period and does not represent a change in uncollectible accounts. The number of days of revenues in accounts receivable for the period ended June 30, 2000 was 36.9 compared with 36.2 for the year ended December 31, 1999. The Company has not recognized any significant bad debt expense in any of the periods presented relating to trade receivables. The Company reserves for bad debts that are related to the sale-leaseback transactions with its owner/operators. Bad debt expense on such leases for the quarter ended June 30, 2000 was $427,185 compared with $518,247 for the same period in 1999.

         Net cash flow provided by operating activities was $6,131,860 during the first six months of 2000 compared with $6,581,503 during the same period in 1999. The Company's bank debt bears interest ranging from LIBOR plus 1.00% to LIBOR plus 1.75%, all payable in monthly installments with maturities through May 2004. The bank debt is collateralized by revenue equipment. The Company also has two lines of credit with limits of $1,750,000 and $1,500,000, respectively, bearing interest at the bank's 30-day LIBOR rate plus 1.25%. As of June 30, 2000, the Company had no outstanding borrowings on its line of credit.

         Management anticipates increasing the size of the Company's fleet in 2000 by an aggregate of 35 tractors and 50 trailers, net of replacements, at an anticipated cost of approximately $7,500,000. Management expects to continue financing such equipment purchases through equipment financing arrangements with various lenders.

         As of June 30, 2000, the Company believes that the availability of credit under both lines of credit, together with internally generated cash, will be adequate to finance its operations and anticipated capital expenditures through fiscal year 2000.

YEAR 2000 COMPLIANCE

         In June 1999, the Company developed and began implementing a plan to review its overall Year 2000 compliance. The plan encompassed the Company's critical information technology ("IT") and its critical non-IT systems that are necessary to execute the Company's basic functions of hauling freight via the Company's flatbed trucks

         The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact on its ongoing business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues such as leap year-related problems may occur with billing, payroll, or financial closings at month, quarter or year ends. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively impacted if its customers or suppliers are adversely affected by Year 2000 or similar issues. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers and suppliers.

         The Company expended $105,000 on Year 2000 readiness efforts from 1998 to 1999. These efforts included replacing some outdated, noncompliant hardware and noncompliant software as well as identifying and remediating Year 2000 problems.

FUEL PRICE TREND

         Diesel fuel prices increased materially during the first half of 2000 compared with prevailing prices in the same period last year. The average price per gallon of diesel fuel increased from about $.96 per gallon at the beginning of 1999 to nearly $1.40 at the end of the second quarter of 2000. If fuel prices continue to increase or remain at these higher levels for a continued period of time, higher fuel costs may have a material adverse effect on the financial condition and business operations of the Company. Additionally, the increased fuel costs may also have a material adverse effect on the Company's efforts to build a base of owner/operators, expand its pool of available trucks and diversify its operations. Higher fuel costs dilute the financial incentive for owner/operators, who are typically paid a flat rate per mile; therefore, as a result of higher fuel prices, about 50 drivers left the Company's owner/operator program in 1999 and a similar number of drivers have departed in the first half of 2000. The diminishing number of owner/operators further affects the Company's financial condition - and therefore compounds the direct impact of higher fuel costs - because each owner/operator that leaves the Company's Boyd Bros. division also leaves behind a power unit that must then be absorbed into the Company's fleet. As a result, each of these trucks can no longer be recorded as a variable expense that is related to a contractual rate per mile, incurred only if freight is moved, but must instead be recorded as a Company-owned truck with indirect costs of ownership, such as depreciation, maintenance and capital expenses. As a result, the continuing higher fuel costs may lead to empty trucks, diminished fleet efficiency, and reduced revenue potential.

FORWARD-LOOKING STATEMENTS

         Certain of the above statements contained herein under the caption "Management's Discussion and Analysis Financial Conditions and Result of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, business conditions and growth in the economy, including the transportation and construction sectors in particular, competitive factors, including price pressures and the ability to recruit and retain qualified drivers, the ability to control internal costs, particularly fuel costs which have continued to rise materially during the first half of 2000, that are not passed on to the Company's customers, and other factors referenced elsewhere herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to interest rate risk due to its long-term debt which, at June 30, 2000, bore interest at rates ranging from 1.00% to 1.75% above the bank's LIBOR rate. Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, the Company has estimated the fair value of its long-term debt approximates its carrying value, using a discounted cash flow analysis based on borrowing rates available to the Company. The effect of a hypothetical 10% increase in interest rates would increase the estimated fair value of the Company's long-term debt by approximately $687,000. Management believes that current working capital funds are sufficient to offset any adverse effects caused by changes in the interest rates.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 16, 2000, the Company held its 2000 annual meeting of stockholders. A total of 2,978,285 shares, or 91% of the Company's outstanding shares, were represented at the meeting either in person or by proxy.

         Four directors were nominated by the Company's Board of Directors to serve new two-year or three-year terms. These nominees, and the voting results for each, are listed below:


                         Term Expires           For             Withheld
                         ------------           ---             --------
J. Mark Dunning              2002            2,939,835            38,450
J. Larry Baxter              2003            2,917,721            60,564
Gail B. Cooper               2003            2,939,835            38,450
Miller Welborn               2003            2,863,035           115,250


         Incumbent directors not standing for election at the 2000 annual meeting of stockholders and whose terms continued after the meeting were:



                         Term Expires
                         ------------
Dempsey Boyd                 2001
Boyd Whigham                 2001
Richard C. Bailey            2002
Stephen J. Silverman         2002



         Also at the annual meeting, stockholders ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors for the year ending December 31, 2000. A total of 2,978,085 shares were voted in favor of this proposal, no shares were voted against, and 200 shares abstained.

ITEM 5. OTHER INFORMATION

         Proposals by stockholders intended to be presented at the 2001 annual meeting must be forwarded in writing and received at the principal executive office of the Company no later than December 8, 2000, directed to the attention of the Secretary, for consideration for inclusion in the Company's proxy statement for the annual meeting of stockholders to be held in 2001. Moreover, with regard to any proposal by a stockholder not seeking to have such proposal included in the proxy statement but seeking to have such proposal considered at the 2001 annual meeting, if such stockholder fails to notify the Company in the manner set forth above of such proposal on or before February 21, 2001, then the persons appointed as proxies may exercise their discretionary voting authority if the proposal is considered at the 2001 annual meeting notwithstanding that the stockholders have not been advised of the proposal in the proxy statement for the 2001 annual meeting. Any proposals submitted by stockholders must comply in all respects with the rules and regulations of the Securities and Exchange Commission, the provisions of the Company's Bylaws and the General Corporation Law of Delaware.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        27    Financial data schedule.

(b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Boyd Bros. Transportation Inc.
                                                    (Registrant)



             Date: August 11, 2000              /s/ Richard C. Bailey
                                                 ---------------------

                                      Richard C. Bailey, Chief Financial Officer
                                            (Principal Accounting Officer)