Form 10-Q
period 2000-09-30
BOYD BROS TRANSPORTATION INC
filed 2000-11-14
CIK 920907

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                               ------------------

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from
                               --------------------
to
   -----------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 13, 2000.

        Common Stock, $.001 Par Value                            2,998,430
        -----------------------------                            ---------
                   (Class)                                  (Number of Shares)

                                      INDEX


                                                                        Page Number
Part I.  Financial Information

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets
                        September 30, 2000 and December 31, 1999             3

                  Condensed Consolidated Statements of Operations
                        Three- and Nine-month Periods Ended September
                        30, 2000 and 1999                                    5

                  Condensed Consolidated Statements of Cash Flows
                        Nine-month Periods Ended September 30,
                        2000 and 1999                                        6

                  Notes to Condensed Consolidated Financial Statements       7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        8

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                               11

Part II. Other Information

         Item 6.   Exhibits and Reports on Form 8-K                         11

         Signatures                                                         12

                  BOYD BROS. TRANSPORTATION INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     SEPTEMBER 30,     DECEMBER 31,
                                                         2000              1999
                                                         ----              ----
                                                               (UNAUDITED)

ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                        $   409,453      $ 1,006,826
     Marketable securities                                250,000          250,000
     Accounts receivable:
         Trade and interline                           13,068,548       12,475,739
         Other                                            430,682        1,082,615
     Current portion of net investment in
       sales-type leases                                2,365,919        3,620,723
     Inventories                                          421,720          326,202
     Prepaid tire expense                                 405,035          837,136
     Other prepaid expenses                             2,435,155        2,488,484
     Deferred income taxes                                281,834          281,834
                                                      -----------      -----------

         Total current assets                          20,068,346       22,369,559
                                                      -----------      -----------

PROPERTY AND EQUIPMENT:
     Land and land improvements                         2,263,326        2,263,326
     Buildings                                          2,930,411        2,927,611
     Revenue equipment                                 70,831,196       69,944,259
     Other equipment                                   11,729,908       11,510,214
     Leasehold improvements                               377,831          377,831
     Construction in progress                           4,362,802        3,539,437
                                                      -----------      -----------

         Total                                         92,495,474       90,562,678
     Less accumulated depreciation and
         amortization                                  28,380,749       28,680,556
                                                      -----------      -----------

         Property and equipment, net                   64,114,725       61,882,122
                                                      -----------      -----------

OTHER ASSETS:
     Net investment in sales-type leases                4,415,483        8,522,614
     Goodwill                                           3,787,984        3,955,834
     Deposits and other assets                            468,913          438,372
     Revenue equipment available for lease              6,456,394        2,287,267
                                                      -----------      -----------
         Total other assets                            15,128,774       15,204,087
                                                      -----------      -----------

TOTAL                                                 $99,311,845      $99,455,768
                                                      ===========      ===========




See notes to condensed consolidated financial statements.

                  BOYD BROS. TRANSPORTATION INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      SEPTEMBER 30,       DECEMBER 31,
                                                          2000               1999
                                                          ----               ----
                                                                 (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Line of credit                                   $  2,500,000       $         --
     Current maturities of long-term debt               16,635,844         14,245,584
     Accounts payable - trade and interline              2,862,416          4,070,946
     Income taxes                                           76,962            802,395
     Accrued liabilities:
         Self-insurance claims                           2,019,537          1,768,114
         Salaries and wages                                914,936            746,805
         Other                                           1,524,341          1,785,087
                                                      ------------       ------------

         Total current liabilities                      26,534,036         23,418,931

LONG-TERM DEBT                                          33,019,283         34,688,582

DEFERRED INCOME TAXES                                   10,954,964         10,954,964
                                                      ------------       ------------
         Total liabilities                              70,508,283         69,062,477
                                                      ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value - 1,000,000
         shares authorized; no shares issued and
         outstanding                                            --                 --
     Common stock, $.001 par value - 10,000,000
         shares authorized; 4,081,910
         shares issued and outstanding                       4,082              4,082
     Treasury stock at cost, 1,083,480 shares (2000)
         and 751,670 (1999)                             (7,865,086)        (5,900,746)
     Additional paid-in capital                         16,839,570         16,839,570
     Retained earnings                                  19,824,996         19,450,385
                                                      ------------       ------------

         Total stockholders' equity                     28,803,562         30,393,291
                                                      ------------       ------------

TOTAL                                                 $ 99,311,845       $ 99,455,768
                                                      ============       ============




See notes to condensed consolidated financial statements.

                  BOYD BROS. TRANSPORTATION INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                           THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                              2000               1999               2000               1999
                                              ----               ----               ----               ----
                                                     (UNAUDITED)                          (UNAUDITED)

OPERATING REVENUES                        $ 31,202,168       $ 35,475,470       $ 97,628,842       $ 98,760,593

OPERATING EXPENSES:
     Salaries, wages and
         employee benefits                  10,102,502          8,929,944         29,387,099         26,516,395
     Cost of independent contractors         8,199,349         12,595,138         28,089,723         33,293,004
     Fuel                                    3,824,129          3,085,736         10,602,686          8,272,325
     Operating supplies                      3,204,674          3,120,624          8,531,645          8,368,203
     Taxes and licenses                        640,173            711,399          2,218,878          2,023,311
     Insurance and claims                    1,573,705          1,579,176          5,139,393          4,607,466
     Communications and utilities              378,978            396,330          1,156,871          1,121,071
     Depreciation and amortization           2,768,578          2,646,656          8,556,193          7,999,525
     Gain on disposition of property
         and equipment, net                   (682,590)          (333,516)        (1,100,251)        (1,429,419)
     Other                                     296,539            502,154          1,351,709          1,284,089
                                          ------------       ------------       ------------       ------------

     Total operating expenses               30,306,037         33,233,641         93,933,946         92,055,970
                                          ------------       ------------       ------------       ------------

OPERATING INCOME                               896,131          2,241,829          3,694,896          6,704,623
                                          ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSES):
     Interest income                            24,972             25,141             70,030             72,778
     Interest expense                         (993,485)          (625,343)        (2,959,213)        (1,616,645)
                                          ------------       ------------       ------------       ------------
     Other expenses, net                      (968,513)          (600,202)        (2,889,183)        (1,543,867)
                                          ------------       ------------       ------------       ------------

INCOME (LOSS) BEFORE PROVISION
     (BENEFIT) FOR INCOME TAXES                (72,382)         1,641,627            805,713          5,160,756

PROVISION (BENEFIT) FOR INCOME TAXES            (7,278)           659,593            431,102          2,101,852
                                          ------------       ------------       ------------       ------------

NET INCOME (LOSS)                         $    (65,104)      $    982,034       $    374,611       $  3,058,904
                                          ============       ============       ============       ============

NET INCOME (LOSS) PER SHARE
      (Basic and Diluted)                 $      (0.02)      $       0.28       $       0.12       $       0.86
                                          ============       ============       ============       ============

WEIGHTED AVERAGE SHARES
     OUTSTANDING                             3,000,223          3,522,757          3,128,890          3,552,829
                                          ============       ============       ============       ============






See notes to condensed consolidated financial statements.

                  BOYD BROS. TRANSPORTATION INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                      2000                1999
                                                                                      ----                ----
                                                                                             (UNAUDITED)

OPERATING ACTIVITIES:
     Net income                                                                   $    374,611       $  3,058,904
     Adjustments to reconcile net income to net cash provided
     by operating activities:
         Depreciation and amortization                                               8,556,193          7,999,526
         Net effect of sales-type leases on cost of independent contractors           (755,059)        (1,286,443)
         Gain  on disposal of property and equipment, net                           (1,100,251)        (1,429,419)
         Changes in assets and liabilities provided (used) cash:
             Accounts receivable                                                       (59,124)        (2,044,914)
             Deferred income taxes                                                          --            401,450
             Deposits and other assets                                                (359,371)        (1,244,066)
             Accounts payable- trade and interline                                   1,208,530          4,293,646
             Accrued liabilities and other current liabilities                        (566,625)          (476,460)
                                                                                  ------------       ------------
                 Net cash provided by operating activities                           7,298,904          9,272,224
                                                                                  ------------       ------------

INVESTING ACTIVITIES:
     Purchase of short-term investments                                                     --                 --
     Payments received on sales type leases                                          2,833,677          2,613,526
     Capital expenditures:
         Revenue equipment                                                         (16,178,794)       (26,282,562)
         Other equipment                                                            (1,112,124)        (2,439,556)
     Proceeds from disposals of property and equipment                               5,304,344          4,804,898
                                                                                  ------------       ------------
                 Net cash used in investing activities                              (9,140,374)       (21,303,694)
                                                                                  ------------       ------------

FINANCING ACTIVITIES:
     Purchase of common stock, net of stock issued to
         employee stock purchase plan                                               (1,964,340)        (4,235,576)
     Net proceeds under line of credit                                               2,500,000          1,500,000
     Proceeds from long-term debt                                                   10,575,018         19,803,989
     Principal payments on long-term debt                                           (9,854,057)        (5,450,263)
                                                                                  ------------       ------------
                 Net cash provided by financing activities                           1,244,097         11,618,150
                                                                                  ------------       ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (597,373)          (413,320)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     1,006,826          1,361,664
                                                                                  ------------       ------------

 BALANCE AT END OF PERIOD                                                         $    409,453       $    948,344
                                                                                  ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for:
     Income taxes                                                                 $  1,088,928       $  2,662,230
                                                                                  ============       ============
     Interest                                                                     $  2,959,213       $  1,439,503
                                                                                  ============       ============

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:

     Net investment in sales-type leases                                          $    585,620       $  5,379,803
                                                                                  ============       ============




See notes to condensed consolidated financial statements.

                  BOYD BROS. TRANSPORTATION INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position of Boyd Bros. Transportation Inc. and Subsidiary ("Boyd Bros." or the "Company") as of September 30, 2000 and December 31, 1999, along with the results of operations and cash flows for the three and nine-month periods ended September 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

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

4. CAPITAL TRANSACTIONS

         In February 1999, the Company's Board of Directors authorized a program under which the Company may purchase up to 600,000 shares of its common stock in open market or negotiated transactions. During the first nine months of 2000, the Company repurchased, net of employee stock purchases, 331,810 shares for $1,964,340. As of September 30, 2000, the Company is authorized to buy an additional 3,860 shares of its common stock under this program.

5. ACCOUNTING STANDARDS NOT YET ADOPTED

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133. The Company has begun to implement SFAS 133 and is currently inventorying embedded derivatives and addressing various other SFAS 133-related issues. Boyd Bros. will adopt SFAS
133 and the corresponding amendments under SFAS 138 on January 1, 2001. SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

6. RECLASSIFICATIONS

         Certain reclassifications have been made to the 1999 consolidated financial statements to conform to the 2000 presentation.

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

RESULTS OF OPERATIONS

         Results for the third quarter and first nine months of 2000 reflected, among other things, inconsistent freight, continued pressure from high fuel prices, increased insurance costs, higher interest expense and other Company-fleet operating costs which affected net income for the period. Aside from the direct impact on the Company's profits, higher fuel costs have significantly diminished the profits available to owner/operators, causing attrition in the Company's owner/operator fleet, particularly in its Welborn division where the number of owner/operators declined to 209 at September 30, 2000, from 300 at September 30, 1999. In the Boyd Bros. division, the departure of owner/operators also has required the Company to assimilate power units into its Company-owned operations. At September 30, 2000, the Boyd division had 135 owner/operators compared with 230 at the end of the third quarter of 1999. In total, 344, or 34%, of the Company's 1,009 power units were owner/operated at September 30, 2000, compared with 530, or 52%, of the Company's 1,025 power units at the same time last year. Also, during the third quarter of 2000, the Boyd division started a freight brokerage company to replace the brokerage company at Welborn Transport that was closed during the second quarter.

Quarterly review

         Operating revenues decreased $4,273,302 or 12.0% for the three-month period ended September 30, 2000 compared with the same period in 1999. The decrease was due in part to the closing of the brokerage company at Welborn, which was replaced by a new freight brokerage company at the Boyd division, and also the closing of the specialized at Welborn. This interruption in brokerage services and the closing of the specialized division at Welborn accounted for $1,250,000 of the decrease in revenues. The remainder of the decrease in revenues was attributable to inconsistent freight and the utilization of the fleet. Operating revenues decreased $1,131,751 or 1.2% for the nine-month period ended September 30, 2000 compared with the same period in 1999.

         Total operating expenses decreased $2,927,604 or 8.8% compared with the third quarter of 1999. The operating ratio for the third quarter of 2000 was 97.1% compared with 93.7% for the same period in 1999. The increase in fuel costs for the third quarter of 2000 compared with the same period in 1999 accounted for the greater increase in the operating expenses percentage.

         Salaries, wages and employee benefits increased $1,172,558 or 13.1% compared with the third quarter of 1999 due to the decrease in the number of owner/operators and the resulting increase in the number of Company drivers. As a percentage of operating revenues, salaries, wages and employee benefits increased to 32.4% from 25.2% for the same period last year. Cost of independent contractors, or owner/operators, decreased $4,395,789 or 34.9% in the third quarter of 2000 as the Company's owner/operator fleet decreased to 344 power units in the third quarter of 2000 from 530 power units in the third quarter of 1999. The decrease also was attributable to an interruption of brokerage services. As a percentage of operating revenues, cost of independent contractors decreased to 26.3% from 35.5% for the same period last year. Fuel costs increased $738,393 or 23.9% compared with the third quarter of 1999 due to higher cost per gallon and a decrease in mileage efficiency and also a decrease in the number of owner/operator units. As a percentage of operating revenues, fuel costs increased to 12.3% from 8.7% for the same period last year. Operating supplies increased $84,050 or 2.7% compared with the third quarter of 1999 due to the increase in tire costs and tarp replacement costs. As a percentage of operating revenues, operating supplies increased to 10.3% from 8.8% last year. Taxes and licenses declined $71,226 or 10.0% compared with the third quarter of 1999 due to the elimination of the specialized hauling division at Welborn Transport and a decrease in the

Company's fleet size. As a percentage of operating revenues, taxes and licenses remained constant at 2.0% for the third quarters of 2000 and 1999. Insurance and claims decreased $5,471 or .4% compared with the third quarter of 1999. Insurance and claims as a percentage of operating revenues increased to 5.0% from 4.5% for the same period last year. Communication and utilities decreased $17,352 or 4.4% compared with the third quarter of 1999 due to a re-negotiated contract with a major telecommunications company and the implementation of an internal monitoring program. As a percentage of operating revenues, communication and utilities increased to 1.2% from 1.1% for the same period last year. Depreciation and amortization expense increased $121,922 or 4.6% compared with the third quarter of 1999 due to an increase in the Company's fleet size and also an increase in the proportion of the Company-owned fleet. As a percentage of operating revenues, depreciation and amortization increased to 8.9% from 7.5% for the same period last year. Gain on disposition of property and equipment, net increased $349,074 or 104.7% compared with the third quarter of 1999 due to the Company's capital equipment replacement program. As a percentage of operating revenues, gain on disposition of property increased to 2.2% from 0.9% last year. Other expense decreased $205,615 or 41.0% compared with the third quarter of 1999. Interest expense increased $368,142 or 58.9% compared with the third quarter of 1999. As a percentage of operating revenues, interest expense increased to 3.2% from 1.8% for the same period last year primarily due to an increase in debt incurred to finance revenue equipment, much of which was subsequently leased to owner/operators, and also due to an increase in the base LIBOR rate on the Company's outstanding debt during the third quarter of 2000 compared with rates that prevailed during the same period last year. The Company continues to replenish its fleet of tractors and trailers on an as needed basis. Provision for income taxes declined $666,871 or 101.1% compared with the third quarter of 1999. As a percentage of pre-tax income, provision for income taxes decreased to 10.1% from 40.2% for the same period last year.

Year-to-date Review

         Operating revenues decreased $1,131,751 or 1.2% to $97,628,842 in the nine-month period ended September 30, 2000, compared with $98,760,591 in the same period in 1999. The decrease for the period ended September 30, 2000 was due primarily to the interruption of brokerage services at Welborn Transport.

         Total operating expenses increased $1,877,976 or 2.0% to $93,933,946 for the year-to-date period ended September 30, 2000, compared with $92,055,970 for the same period in 1999. The operating ratio for the first nine months of 2000 was 96.2% compared with 93.2% for the same period last year.

         Salaries, wages and employee benefits increased $2,870,704 or 10.8% compared with the first nine months of 1999 to $29,397,099 from $26,516,395. As a percentage of operating revenues, salaries, wages and benefits increased to 30.1% from 26.8% due to an increase in the number of Company drivers and non-driver associates. Cost of independent contractors declined $5,203,281 or 15.6% compared with the nine months of 1999 to $28,089,723 from $33,293,004. As a percentage of operating revenues, cost of independent contractors declined to 28.8% from 33.7%, reflecting a lower number of owner/operators. Aggregate fuel costs increased $2,330,361 or 28.2% compared with the first nine months of 1999 to $10,602,686 from $8,272,325. As a percentage of operating revenues, fuel costs increased to 10.9% from 8.4% because of higher fuel cost per gallon and a decline in the Company's owner/operator fleet. Operating supplies increased $163,442 or 2.0% compared with the first nine months of 1999 to $8,531,645 from $8,368,203. As a percentage of operating revenues, operating supplies increased to 8.7% from 8.5%. Taxes and licenses increased $195,567 or 9.7% compared with the first nine months of 1999 to $2,218,878 from $2,023,311. As a percentage of operating revenues, taxes and licenses increased to 2.3% from 2.0% due to an increase in the Company's fleet size. Insurance and claims increased $531,927 or 11.5% compared with the first nine months of 1999 to $5,139,393 from $4,607,466. As a percentage of operating revenues, insurance and claims increased to 5.3% from 4.7%, reflecting an increase in cargo claims and accident frequency, as well as an increase in insurance premiums. Communications and utilities increased $35,800 or 3.2% compared with the first nine months of 1999 to $1,156,871 from $1,121,071. As a percentage of operating revenues, communication and utilities increased to 1.2% from 1.1%. Depreciation and amortization increased $556,668 or 7.0% compared with the first nine months of 1999 to $8,556,193 from $7,999,525. As a percentage of operating revenues, depreciation and amortization increased to 8.8% from 8.1% because of the purchase of new revenue equipment and also the return of owner/operated tractors to the Company's fleet that were subject to lease/purchase arrangements in previous periods. Gain on disposition of property and equipment, net decreased $329,168 or 23.0% compared with the first nine months of 1999 to $1,100,251 from $1,429,419. As a percentage of operating revenues, gain of disposition of property and equipment, net declined to 1.1% from 1.4%, reflecting the Company's completion of a significant capital equipment replacement program last year. Other expense increased $67,620 or 5.3% compared with the first nine months of 1999 to $1,351,709 from $1,284,089. As a percentage of operating revenues, other expense increased to 1.4% from 1.3%. Interest expense increased $1,342,568 or 83.0% compared with the first nine months of 1999 to $2,959,213 from $1,616,645. As a percentage of operating revenues, interest expense increased to 3.0% from 1.6% primarily due to an increase in debt incurred to finance revenue equipment, much of which was subsequently leased to owner/operators, and also due to an increase in the base LIBOR rate on the Company's outstanding debt during the first nine months of 2000 compared with rates that prevailed in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements are for capital expenditures and operating expenses, including labor costs, fuel costs and operating supplies. Historically, the Company's primary sources of cash have been continuing operations, bank borrowings and the issuance of common stock of the Company.

         Accounts receivable (trade and interline) at September 30, 2000, increased $592,809 or 4.8%. This represented 13.2% of total assets at September 30, 2000 versus 16.5% of total assets at December 31, 1999. The increase was due to the sales volume and a slight increase in the days of revenue in accounts receivable (trade and interline) for the period ended September 30, 2000, which rose to 36.7 days from 34.5 days in the same period in 1999. Management believes this slight increase in accounts receivable aging does not reflect a change in underlying trends in uncollectible accounts; the Company has not recognized any significant bad debt expense in any of the periods represented relating to trade receivables. The Company does reserve for bad debts that are related to sales-type leases. Bad debt expense on sales-type leases for the quarter ended September 30, 2000 was $185,440 and for the nine months ended September 30, 2000 was $964,965.

         Net cash flow provided by operating activities was $7,298,904 during the first nine months of 2000 compared with $9,272,224 during the same period for 1999. The Company's bank debt bears interest ranging from LIBOR plus 1.00% to LIBOR plus 1.75%, all payable in monthly installments with maturities through May 2004. The bank debt is collateralized by revenue equipment. The Company also has two lines of credit with limits of $1,750,000 and $2,500,000, respectively, bearing interest at the bank's 30-day LIBOR rate plus 1.25%. As of September 30, 2000, the Company had $2,500,000 outstanding on its lines of credit.

         Management anticipates increasing the size of the Company's fleet in 2000 by an aggregate of 35 tractors and 50 trailers, net of replacements, at an anticipated cost of approximately $7,500,000. Management expects to continue financing such equipment purchases through equipment financing arrangements with various lenders.

         As of September 30,2000, the Company believes that the availability of credit under both lines of credit and internally generated cash will be adequate to finance its operations and anticipated capital expenditures through fiscal year 2000.

YEAR 2000 COMPLIANCE

         In June 1998, the Company developed and began implementing a plan to review its overall Year 2000 compliance. The plan encompassed the Company's critical information technology ("IT") and its critical non-IT systems that are necessary to execute the Company's basic functions of hauling freight via the Company's flatbed trucks.

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

FUEL PRICE TREND

         Diesel fuel prices increased materially during the first nine months of 2000 compared with prevailing prices in the same period last year. The average price per gallon of diesel fuel increased from about $.96 per gallon at the beginning of 1999 to nearly $1.60 at the end of the third quarter of 2000. If fuel prices continue to increase or remain at these higher levels for a continued period of time, higher fuel costs may have a material adverse effect on the financial condition and business operations of the Company. Additionally, the increased fuel costs may also have a material adverse effect on the Company's efforts to build a base of owner/operators, expand its pool of available trucks and diversify its operations. Higher fuel costs dilute the financial incentive for owner/operators, who are typically paid a flat rate per mile; therefore, as a result of higher fuel prices, about 50 drivers left the Company's owner/operator program in 1999 and about 100 drivers have departed in the first nine months of 2000. The diminishing number of owner/operators further affects the Company's financial condition - and therefore compounds the direct impact of higher fuel costs - because each owner/operator that leaves the Company's Boyd Bros. division also leaves behind a power unit that must then be absorbed into the Company's fleet. As a result, each of these trucks can no longer be recorded as a variable expense that is related to a contractual rate per mile, incurred only if freight is moved, but must instead be recorded as a Company-owned truck with indirect costs of ownership, such as depreciation, maintenance and capital expenses. Continuing higher fuel costs may lead to empty trucks, diminished fleet efficiency, and reduced revenue potential.

FORWARD-LOOKING STATEMENTS

         Certain of the above statements contained herein under the caption "Management's Discussion and Analysis Financial Conditions and Result of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, business conditions and growth in the economy, including the transportation and construction sectors in particular, competitive factors, including price pressures and the ability to recruit and retain qualified drivers, the ability to control internal costs, particularly fuel costs which have continued to rise materially during the first nine months of 2000 that are not passed on to the Company's customers, the cost of complying with government regulations that are applicable to the Company, and other factors referenced elsewhere herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to interest rate risk due to its long-term debt, which at September 30, 2000 bore interest rates ranging from 1.00% to 1.75% above the bank's LIBOR rate. Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, the Company has estimated the fair value of its long-term debt approximates its carrying value, using a discounted cash flow analysis based on borrowing rates available to the Company. The effect of a hypothetical 10% increase in interest rates would increase the estimated fair value of the Company's long-term debt by approximately $700,000. Management believes that current working capital funds are sufficient to offset any adverse effects caused by changes in the interest rates.

PART II. OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
        27  Financial data schedule

(b)  Reports on Form 8-K
        No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             Boyd Bros. Transportation Inc.
                                                     (Registrant)



           Date: November 14, 2000              /s/ Richard C. Bailey
                                                ---------------------

                                      Richard C. Bailey, Chief Financial Officer
                                            (Principal Accounting Officer)