Form 10-K
period 2000-12-31
BOYD BROS TRANSPORTATION INC
filed 2001-03-30
CIK 920907

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 For the transition period from _______ to _______

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                 NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                         WHICH REGISTERED
       -------------------------                 ------------------------
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

                         $1,393,611 AS OF MARCH 23, 2001

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

          2,894,919 SHARES OF COMMON STOCK, PAR VALUE $.001 PER SHARE,
                       OUTSTANDING AS OF MARCH 23, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

         DOCUMENTS INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON FORM 10-K ARE AS FOLLOWS:

PORTIONS OF THE DEFINITIVE PROXY STATEMENT RELATING TO THE 2001 ANNUAL MEETING OF STOCKHOLDERS IN PART III, ITEMS 10 (AS RELATED TO DIRECTORS), 11, 12 AND 13. PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 2000 IN PARTS II AND IV.

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

===============================================================================

                                     PART I
ITEM 1.  BUSINESS

THE COMPANY

         Boyd Bros. Transportation Inc. ("Boyd" or the "Company") is a truckload carrier that operates exclusively in the flatbed segment of the industry and hauls primarily steel products and building materials. Since its founding in 1956, Boyd has grown into what management believes is one of the largest exclusively flatbed carriers in the United States. The Company owns and operates a total of over 1,017 tractors and 1,398 flatbed trailers.

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

         Management believes that its ability to recruit and retain drivers has been critical to its success, and Boyd has sought to attract and retain drivers by using only high quality, late-model tractors equipped with its two-way satellite communication equipment, and offering financial and other incentives to drivers. Management recognizes that getting drivers home frequently is critical to driver retention. Accordingly, Boyd makes load assignments to drivers that enable each driver to attain his or her goals with respect to both miles driven as well as time at home.

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

         Welborn provides transportation services over shorter routes than traditionally provided by Boyd. Welborn operates primarily in the southeastern United States, with an average length of haul of less than 400 miles. Management believes this enhances Welborn's ability to retain quality drivers, as drivers' time away from home is thereby minimized. Welborn operates approximately 191 tractors and over 275 flatbed trailers. Owner-operators own 161 of the 191 tractors utilized by Welborn, while Welborn owns the rest. The owner-operators of these units are compensated by Welborn based upon a percentage of revenue. Welborn utilizes agents in some areas to solicit and book freight. During 2000, the Company closed its Welborn logistics unit and reopened it at the Boyd division, and Welborn closed its specialized over-dimensional transport unit due to a slowdown in freight and a reduction in overall profitability.

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

         Technology. Boyd's strategy has been to utilize technology to provide better service to its customers and to improve operating efficiency. Boyd utilizes satellite-tracking systems that enable Boyd to monitor equipment locations and schedules more effectively and to communicate with both drivers and customers. Customers are also able to track their loads by utilizing Boyd's technology. Boyd has also installed computers on board each of its tractors to monitor fuel efficiency and other operational data. Boyd will continue to monitor and implement technological developments that will enable it to improve customer service and operating efficiency.

         Premium Quality Tractors. Boyd continuously upgrades its fleet of tractors. Boyd's management believes that maintaining a young, high-quality fleet of tractors facilitates Boyd's ability to recruit and retain drivers, achieve maximum on-time reliability, maximize fuel economy and convey an image of quality to existing and potential customers. While Welborn maintains a fleet of high-quality tractors, the shorter routes over which its vehicles are dispatched enables these units to be serviced more frequently. Accordingly, it has not been necessary for Welborn to replace its fleet as frequently as Boyd.

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

         The Company's largest 25, 10 and 5 customers accounted for approximately 54.2%, 38.9% and 27.3% respectively, of the Company's revenues during the year ended December 31, 2000. Many of the Company's largest 25 customers are publicly held companies. No single customer accounted for more than 10% of the Company's revenues during the year ended December 31, 2000.

OPERATIONS

         The Company's operations are designed to maximize efficiency and provide quality service to customers. All of Boyd's fleet operations, routing and scheduling are centrally coordinated through a satellite tracking system from its corporate headquarters in Clayton, Alabama. Through the use of Boyd's satellite-based communication system, which is complemented by its fully integrated mainframe computer system, dispatchers monitor the location and delivery schedules of all shipments and equipment to coordinate routes and maximize utilization of Boyd's drivers and equipment. See "Transportation Technology."

         Boyd conducts its operations through a network of 9 regional and satellite service centers in strategic locations in the eastern two-thirds of the United States. See "Item 2 - Properties." Boyd operates regional service centers in Clayton and Birmingham, Alabama; Springfield, Ohio; and Greenville, Mississippi. These regional service centers are supported by smaller satellite service centers, each having between one to three employees, located in Calvert City, Kentucky; Danville, Virginia; Lisbon Falls, Maine; Conley, Ga.; and Walworth, Wisconsin. These service centers allow Boyd to re-dispatch equipment terminating in a given area, enhance driver recruitment and return drivers to their homes more regularly. Boyd also has arrangements to deposit trailers near various major customers or shipping locations to facilitate pre-loading of shipments and thereby increase efficiency.

         Welborn's corporate offices are located in Tuscaloosa, Alabama. Welborn utilizes independent agents located in Atlanta, Georgia; Houston, Texas; Knoxville, Tennessee; Weirton, West Virginia; and Fort Myers, Florida.

DRIVERS AND EMPLOYEES

         Recruiting and retaining professional, well-trained drivers is critical to the Company's success, and all of the Company's drivers must meet specific guidelines relating primarily to safety records, driving experiences and personal evaluations, including drug testing.

         To maintain high equipment utilization, particularly during periods of growth, the Company strongly emphasizes continuous driver and owner-operator recruitment and training. Drivers are recruited at all of the Company's regional terminal locations and primarily at the Company's corporate headquarters. Drivers attend orientation at the Birmingham terminal.

         Drivers are trained in Company policies and operations, safety techniques and fuel-efficient operation of equipment. In addition, each driver must pass a rigorous road test prior to his or her assignment to a vehicle. The Company believes that experienced drivers have better safety records than new driver-school graduates, and management believes that their skills will help Boyd improve overall fleet efficiency as a result of higher utilization and historically lower maintenance costs on tractors operated by experienced drivers. As a result, beginning in February 2001 Boyd began hiring only experienced drivers and has discontinued hiring drivers from drivers school. All drivers are required to participate in annual safety training and defensive driving courses for re-certification by the Company. Recognizing the importance of driver contact while drivers are on the road for extended periods, the Company maintains toll-free telephone lines and publishes a newsletter containing Company information, in addition to maintaining daily contact between dispatchers and drivers.

         Competition for qualified drivers is intense. The short- to medium-haul truckload segment of the trucking industry, including the Company, experiences significant driver and owner-operator turnover, and the Company anticipates that the intense competition for qualified drivers in the trucking industry will continue. In order to attract quality drivers, management is actively pursuing the services of independent owner-operators to complement its fleet.

         At December 31, 2000, the Company had 962 employees; of these, approximately 745 were Company drivers, and the balance were mechanics, other equipment maintenance personnel and support personnel, including management and administration. In addition, owner-operators accounted for the operation of approximately 272 tractors. None of the Company's employees is subject to a collective bargaining agreement, and the Company has never experienced a work stoppage. Management believes that its relationship with its employees is good.

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

         At December 31, 2000, the Company owned and operated 1,017 tractors and 1,398 flatbed trailers. The tractors are manufactured by Freightliner and International, and the trailers are manufactured by Utility, Dorsey, Fontaines, Wabash and Great Dane.

TRANSPORTATION TECHNOLOGY

         Management believes that the application of technology is an ongoing part of providing high-quality service at competitive prices, and further believes that Boyd has enhanced its strong reputation for customer satisfaction through the early and fleet-wide implementation of its satellite systems as well as its tracking and load tendering ability.

         Boyd's satellite system permits more efficient transmission of load assignments to drivers, and enhances the Company's ability to monitor loads in transit and rapidly bill customers for completed deliveries. Once a load planner assigns a load, the assignment is transmitted to Boyd's operations department where it is reviewed by a dispatcher who then relays the assignment to the appropriate driver through the display unit in each of Boyd's vehicles. The driver can respond to the dispatcher in a matter of seconds, thereby eliminating waiting time and inefficient dependence on truck stop telephones or other methods of communication between drivers and dispatchers. Boyd can electronically record a load assignment, report the load to the billing department and generate customer invoices.

         In addition, Boyd uses the satellite system to automatically transmit location and equipment information and other data to the dispatcher, thereby reducing the need for drivers to stop to communicate with dispatchers in the event of a problem. The system continually tracks every cargo load with accuracy within one-tenth of a mile. This information, along with information concerning available loads, is constantly updated on Boyd's on-line computer. Load planners use this information to match available equipment with available loads, meet delivery schedules and respond more quickly to customer inquiries. Customers are able to access and track their loads through Boyd's internet web site.

         Boyd has also equipped its entire fleet of tractors with the SENSORTRACS(C) on-board computer system ("Sensortracs"). This system monitors fuel efficiency and other operational data. Information from Sensortracs is periodically processed by one of Boyd's computers, which generates reports on vehicle efficiency and driver performance. Reports generated by this system enhance Boyd's ability to counsel its drivers on strengths and deficiencies in their driving habits and fuel efficiency and to monitor the effectiveness of driver training programs.

         During 1998, Boyd developed load tendering and tracking capabilities. Customers are able to track the progress of their loads during transport using their own personal computer. Additionally, customers are able to book loads over the internet. Customers submit potential loads to the appropriate regional load planner, and the load planner will then contact the customer via the Internet e-mail system to acknowledge acceptance of the load. This technological advancement enables customers to book loads routinely without having to complete the same paperwork again. Additionally, Boyd utilizes a software program by The LOGISTICS.COM Group that enables Boyd to review each shipping lane to determine overall profitability and also to determine which customers are the most profitable within the lane. The Company's management believes that as a result of these enhanced capabilities, Boyd will be in a position to direct the movement of the fleet in a way that will yield the most results to the bottom line without affecting the quality of the service.

SAFETY AND INSURANCE

         The Company's safety department is responsible for training and supervising personnel to keep safety awareness at its highest level. The Company has implemented an active safety and loss prevention program. The emphasis on safety begins in the hiring and training process, where prospective employees and owner-operators are given physical examinations and drug tests, and newly hired drivers and owner-operators, regardless of experience level, must participate in an intensive orientation program. See "Drivers and Employees."

         The directors of safety for the Company continuously monitor driver performance and have final authority regarding employment and retention of drivers. The Company is committed to securing appropriate insurance coverage at cost-effective rates. The primary claims that arise in the trucking industry consist of cargo loss and damage, personal injury, property damage and workers' compensation. The Company retains liability up to $100,000 for each claim for personal injury and property damage, $100,000 for each claim for employee medical and hospitalization, and $10,000 for each claim for cargo damage. The Company is self insured for workers' compensation claims as well as physical damage claims for its own tractors. The Company currently purchases excess primary and umbrella insurance coverage in amounts that management believes are adequate to supplement its retained liabilities. The Company will be facing an increase in its auto and insurance rates during the second half of 2001. These rates could increase as much as 25%, and in addition to an increase in the retention per occurrence.

FUEL

         Motor carrier service is dependent upon the availability of diesel fuel. The Company's fuel expense comprised 11.2% and 8.7% of revenues in 2000 and 1999, respectively. Through on-board computers, the Company continually monitors fuel usage, miles per gallon, cost per mile and cost per gallon. The Company has not experienced any difficulty in maintaining fuel supplies sufficient to support its operations. Shortages of fuel, increases in fuel prices or fuel tax rates or rationing of petroleum products could have a material adverse effect on the operations and profitability of the Company. Because of the high cost of fuel in 2000, the Company has implemented a fuel surcharge program with most of its customers.

COMPETITION

         The trucking industry is highly competitive and fragmented. The Company competes primarily with other short- to medium-haul, flatbed truckload carriers, internal shipping conducted by existing and potential customers and, to a lesser extent, railroads. Deregulation of the trucking industry during the 1980s created an influx of new truckload carriers, which along with certain other factors, continues to create substantial downward pressure on the industry's rate structure. Competition for the freight transported by the Company is based primarily on service and efficiency and, to a lesser degree, on freight rates. There are other trucking companies, including truckload carriers that have flatbed divisions that have substantially greater financial resources, operate more equipment or carry a larger volume of freight than the Company. The existence of these other motor carriers has also resulted in increased competition for hiring and retaining qualified drivers.

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

         Currently, management does no know of any environmental remediation issues or liabilities. There can be no assurance that material liabilities or expenditures will not arise from these or additional environmental matters that may be discovered, or from future requirements of law. Management does not believe these expenditures will have a material adverse effect on the Company's financial condition.

FORWARD LOOKING STATEMENTS

         Certain of the statements contained in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, business conditions and growth in the economy, including the transportation and construction sectors in particular, competitive factors, including price pressures and the ability to recruit and retain qualified drivers, the ability to control internal costs, particularly fuel costs which have continued to rise materially during 2000 that may or may not be passed on to the Company's customers, departures and defaults by owner-operators, the cost of complying with governmental regulations that are applicable to the Company, and other factors referenced elsewhere herein.

ITEM 2.  PROPERTIES

         The Company's corporate headquarters and principal service center are located on a 17.9-acre tract in Clayton, Alabama. These facilities consist of approximately 22,000 square feet of office space, 12,000 square feet of equipment repair facilities and approximately 3 acres of parking space. During 2000, the Company completed the construction of an 80,000 sq. ft. terminal in Birmingham, Alabama, which contains several maintenance and safety bays.

         The following table sets forth information regarding the location and ownership of each of Boyd's service centers and shuttle facilities:

                  Clayton, AL........................................................     Owned
                  Springfield, OH....................................................     Owned
                  Birmingham, AL.....................................................     Owned
                  Greenville, MS.....................................................     Owned
                  Calvert City, KY...................................................    Leased
                  Danville, VA.......................................................    Leased
                  Lisbon Falls, ME...................................................    Leased
                  Conley, GA.........................................................    Leased
                  Walworth, WI.......................................................    Leased


Additionally, Welborn owns its corporate offices in Tuscaloosa, Alabama and leases service centers located as follows:

                  Birmingham, AL.....................................................    Leased
                  Atlanta, GA........................................................    Leased

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000, either through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock of the Company is listed on The Nasdaq SmallCap Market under the symbol "BOYD". In May 2000, Nasdaq notified the Company that its Common Stock no longer met certain requirements necessary for continued listing on the Nasdaq National Market. In response to this development, the Company elected to voluntarily transfer its Common Stock from the Nasdaq National Market to the Nasdaq SmallCap Market. This transfer became effective, and the Company's Common Stock began trading on the Nasdaq SmallCap Market, on August 30, 2000. As of March 16, 2001, the Common Stock was held by approximately 75 holders of record. The table below sets forth the reported high and low sales price per share for the Common Stock as reported by the Nasdaq National Market or the Nasdaq SmallCap Market, as applicable, for each fiscal quarter during 2000 and 1999.

                                                                  Price Range
                                                             --------------------
      2000                                                     High         Low
      ----                                                   --------------------
      First Quarter.....................................      $7.38        $5.00
      Second Quarter....................................       6.00         4.13
      Third Quarter.....................................       4.75         3.56
      Fourth Quarter....................................       4.25         2.38


                                                                   Price Range
                                                             --------------------
      1999                                                     High         Low
      ----                                                   --------------------
      First Quarter.....................................     $ 8.38        $6.13
      Second Quarter....................................      11.75         7.75
      Third Quarter.....................................      11.63         8.75
      Fourth Quarter....................................       9.75         6.13

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

         Pursuant to the Company's stock repurchase program, the Company purchased 263,940 and 370,463 shares of the common stock in open market or negotiated transactions during 1999 and 2000, for aggregate purchase prices of $2,342,746 and $2,248,941, respectively, including an aggregate 126,000 shares of Common Stock purchased from Miller Welborn, the Vice-Chairman of the Company, during 2000 at a price per share of $6.50. The Company funded these purchases using working capital. On January 8, 1999, the Company purchased 500,000 shares of its outstanding common stock from a former Chief Executive Officer of the Company for $3,660,000. The stock purchase was funded by available cash and a bank line of credit.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this item is incorporated by reference from the information under the caption "Selected Financial Data" in the Company's Annual Report to Stockholders for the year ended December 31, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is incorporated by reference from the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Stockholders for the year ended December 31, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         The Company is exposed to interest rate risk due to its long-term debt, which at December 31, 2000, bore interest at rates ranging from 1.25% to 1.75% above the applicable bank's LIBOR rate. Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, the Company has estimated the fair value of its long-term debt approximates its carrying value, using a discounted cash flow analysis based on borrowing rates available to the Company. The effect of a hypothetical ten percent increase in interest rates would increase the estimated fair value of the Company's long-term debt by approximately $640,000. Management believes that current working capital funds are sufficient to offset any adverse effects caused by changes in these interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated by reference from the Consolidated Financial Statements contained in the Company's Annual Report to Stockholders for the year ended December 31, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is information concerning the Executive Officers of the Company as of March 16, 2001. Additional information required by Part III, Item 10 is incorporated herein by reference to the Company's definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholders, which is scheduled to be filed on or before April 12, 2001.

         Dempsey Boyd, age 73, founded Boyd in 1956, and has been Chairman of the Board since April 1980. Mr. Boyd served as President of Boyd from December 1962 until April 1980. Mr. Boyd is the father of Gail B. Cooper and Ginger B. Tibbs.

         Gail B. Cooper, age 50, has served as President and Chief Executive Officer and as a Director of the Company since February 17, 2000. Ms. Cooper served as Secretary of Boyd from December 1969 until February 2000. Ms. Cooper received a B.S. in business administration from Troy State University. She has served Boyd in numerous administrative and accounting positions since joining Boyd full-time in June 1972. Ms. Cooper is the daughter of Mr. Boyd and the sister of Ms. Tibbs.

         Richard C. Bailey, age 50, has served as Executive Vice President and Chief Financial Officer of the Company since joining Boyd in August 1992, and has served as a Director since February 1995. He served as President and Director of Eastern Inter-Trans Services, Inc., a dry van truckload carrier based in Columbus, Georgia, from December 1989 to August 1992. Mr. Bailey is a certified public accountant with a B.S. in accounting from Georgia State University. He was previously employed in various financial positions by Ernst & Young, Intermet Corporation and Snapper Products (a division of The Actava Group Inc.). Mr. Bailey has served on the Advisory Board of the University of Georgia Trucking Profitability Strategies Conference.

         Ginger B. Tibbs, age 47, has been the Secretary/Treasurer of Boyd since February 2000, and served as a Director from December 1978 until March 1994. Ms. Tibbs is primarily responsible for collection of Boyd's accounts receivable and has served as Credit Manager since September 1980. Ms. Tibbs received a degree in elementary education from Auburn University. She is the daughter of Mr. Boyd and the sister of Ms. Cooper.

ITEM 11. EXECUTIVE COMPENSATION

         All information required by Item 11 is incorporated by reference to the Company's definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholders, which is scheduled to be filed on or before April 12, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         All information required by Item 12 is incorporated by reference to the Company's definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholders, which is scheduled to be filed on or before April 12, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         All information required by Item 13 is incorporated by reference to the Company's definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholders, which is scheduled to be filed on or before April 12, 2001

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
              SCHEDULES AND CURRENT REPORTS ON FORM 8-K

(a)      Exhibits, Financial Statements and Schedules.

         1. Financial Statements. The following financial statements for the Company and Independent Auditors' Report are incorporated by reference from the Company's Annual Report to Stockholders for the year ended December 31, 2000:

                  Independent Auditors' Report
                  Consolidated Balance Sheets at December 31, 2000 and 1999 Consolidated Statements of Operations for the years ended
                     December 31, 2000, 1999 and 1998
                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998
                  Consolidated Statements of Cash Flows for the years ended
                     December 31, 2000, 1999 and 1998
                  Notes to Consolidated Financial Statements

         2.       Financial Statement Schedules.

         The schedule listed below is included herein immediately after the signature pages hereto. Schedules not listed below have been omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or notes thereto.

         SCHEDULE
          NUMBER                                DESCRIPTION
         --------                               -----------
           II                        Valuation and Qualifying Accounts and Reserves for the Three Fiscal
                                     Years Ended December 31, 2000

         3.       Exhibits required by Item 601 of Regulation S-K.

         The following exhibits are included in this Form 10-K:

   EXHIBIT
      NO.         DESCRIPTION
   -------        -----------
    10.1          Credit and Security Agreement dated April 11, 2000 between the
                  Company and Compass Bank in the amount of $3,267,160 for truck equipment

    10.2          Security Agreement dated April 11, 2000 between the Company and
                  Compass Bank in the amount of $3,267,160 for truck equipment

    10.3*         First Amendment to Acquisition Agreement, Employment Agreement and
                  Covenant Not To Compete dated March 17, 2000 between the Company,
                  Miller Welborn and Steven Rumsey

    10.4          Second Amendment to Acquisition Agreement dated May 30, 2000 between the Company,  Miller Welborn and Steven Rumsey

    10.5*         Second Amendment to Employment Agreement dated May 22, 2000 between the Company and Steven Rumsey

    10.6          Consulting Agreement dated June 1, 2000 between the Company and
                  Miller Welborn

    10.7          Master Note for Business and Commercial Loans dated July 7, 2000 between the Company and Amsouth Bank in the amount of $2,500,000.

    10.8 Debt Covenant Waiver dated March 27, 2001 from Compass Bank relating to Credit and Security Agreement dated April 11,
                  2000.

    10.9 Waiver and Consent Agreement dated March 28, 2001 by and between the Company and AmSouth Bank N.A. relating to Credit
                  Agreement dated April 1, 1994.

     13 Those portions of the Company's Annual Report to Stockholders for the year ended December 31, 2000 that are specifically incorporated herein by reference

     21           Subsidiaries of the Registrant

     23           Consent of Deloitte & Touche LLP

                  The following exhibits are incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-23948):



   EXHIBIT
      NO.         DESCRIPTION
   -------        -----------
    10.1          Credit and Security Agreement dated March 16, 1999 between the Company and Compass Bank in the amount of $10,000,000 for truck equipment

    10.2          Security Agreement dated March 16, 1999 between the Company and Compass
                  Bank in the amount of $10,000,000 for truck equipment




-------------------
* Identifies each exhibit that is a "management contract or compensatory plan or arrangement" required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

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


                                   BOYD BROS. TRANSPORTATION INC.

                                   By:  /s/ GAIL B. COOPER
                                      ---------------------------------------
                                        Gail B. Cooper
                                        President and Chief Executive Officer


Date:  March 30, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           SIGNATURES                               TITLE                               DATE
           ----------                               -----                               ----
/s/ GAIL B. COOPER
-------------------------------
        Gail B. Cooper                   Chief Executive Officer, President         March 30, 2001
                                         and Director (Principal
                                         Executive Officer)


 /s/ RICHARD C. BAILEY                   Executive Vice President,
-------------------------------          Chief Financial Officer and                March 30, 2001
      Richard C. Bailey                  Director (Principal Financial
                                         and Accounting Officer)


 /s/ DEMPSEY BOYD                        Chairman and Director                      March 30, 2001
-------------------------------
         Dempsey Boyd


  /s/ W. MILLER WELBORN                  Vice-Chairman and Director                 March 30, 2001
-------------------------------
       W. Miller Welborn


  /s/ J. MARK DUNNING                    Director                                   March 30, 2001
-------------------------------
        J. Mark Dunning


 /s/ BOYD WHIGHAM                        Director                                   March 30, 2001
-------------------------------
         Boyd Whigham


 /s/ STEPHEN J. SILVERMAN                Director                                   March 30, 2001
-------------------------------
      Stephen J. Silverman


/s/  J. LARRY BAXTER                     Director                                   March 30, 2001
-------------------------------
       J. Larry Baxter

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Boyd Bros.
  Transportation Inc.:


We have audited the consolidated financial statements of Boyd Bros. Transportation Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 9, 2001 (March 28, 2001 as to the waiver letters described in Note 4); such consolidated financial statements and report are included in your 2000 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Boyd Bros. Transportation Inc. and subsidiary, listed in Item 14. This consolidated financial schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements as a whole, presents fairly in all material respects the information shown therein.



Deloitte & Touche LLP

Birmingham, Alabama
February 9, 2001

                                  SCHEDULE II
                         BOYD BROS. TRANSPORTATION INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
               For the Three Fiscal Years Ended December 31, 2000



                                                          Additions    Additions
                                            Balance at    Charged to   Charged to
                                           Beginning of   Costs and      Other                       Balance at
Description                                    Year        Expenses     Accounts     Deductions(a)   End of year
------------                               ------------   ----------   ----------    -------------   -----------
Allowance for doubtful accounts--deducted
from trade receivables in the balance sheet

   Year ended December 31, 1998             $  237,000    $  150,400   $     --        $  115,400      $272,000
                                            ==========    ==========   ==========      ==========      ========
   Year ended December 31, 1999             $  272,000    $  220,000   $     --        $  145,000      $347,000
                                            ==========    ==========   ==========      ==========      ========
   Year ended December 31, 2000             $  347,000    $   84,000   $     --        $  155,000      $276,000
                                            ==========    ==========   ==========      ==========      ========


                                                          Additions
                                            Balance at    Charged to
                                           Beginning of   Costs and                      Balance at
Description                                    Year        Expenses      Deductions(a)   End of year
------------                               ------------   ----------     -------------   -----------
Allowance for uncollectible receivables
related to sales-type leases--deducted
from investment in sales-type leases in
the balance sheet

   Year ended December 31, 1998              $  380,000   $1,627,506     $  806,261      $1,201,245
                                             ==========   ==========     ==========      ==========
   Year ended December 31, 1999              $1,201,245   $1,259,144     $1,549,635      $  910,754
                                             ==========   ==========     ==========      ==========
   Year ended December 31, 2000              $  910,754   $1,650,967     $1,883,812      $  677,909
                                             ==========   ==========     ==========      ==========

(a) Uncollectible accounts written off