Form 10-Q
period 2001-03-31
BOYD BROS TRANSPORTATION INC
filed 2001-05-15
CIK 920907

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                                 --------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 2001.

             Common Stock, $.001 Par Value                  2,836,911
             -----------------------------                  ---------
                        (Class)                         (Number of Shares)

                                      INDEX


                                                                                                       Page Number
Part I.  Financial Information

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets
                           March 31, 2001 and December 31, 2000                                                  3

                  Condensed Consolidated Statements of Operations
                           Three-months Ended March 31, 2001 and 2000                                            5

                  Condensed Consolidated Statements of Cash Flows
                           Three-months Ended March 31, 2001 and 2000                                            6

                  Notes to Condensed Consolidated Financial Statements                                           8

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                            9

         Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                   11

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K                                                              12

Signatures                                                                                                      12

                         BOYD BROS. TRANSPORTATION INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           MARCH 31,         DECEMBER 31,
                                                                             2001               2000
                                                                         -----------         ------------
                                                                                  (UNAUDITED)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                           $   116,665         $ 1,273,281
     Short-term investments                                                  250,000             250,000
     Accounts receivable:
         Trade and interline                                              12,343,485          10,907,099
         Other                                                               143,711             690,212
     Current portion of net investment in sales-type leases                1,658,297           1,562,329
     Income tax receivable                                                 2,375,902           1,954,786
     Parts and supplies inventory                                            486,804             431,967
     Prepaid tire expense                                                    173,000             282,915
     Other prepaid expenses                                                1,014,438           1,606,814
     Deferred income taxes                                                   810,284             919,811
                                                                         -----------         -----------

         Total current assets                                             19,372,586          19,879,214
                                                                         -----------         -----------

PROPERTY AND EQUIPMENT:
     Land and land improvements                                            2,279,164           2,263,326
     Buildings                                                             2,927,611           2,927,611
     Revenue equipment                                                    76,569,709          76,637,858
     Other equipment                                                      11,220,816          11,781,884
     Leasehold improvements                                                  384,884             384,884
     Construction in progress                                              5,165,089           5,090,631
                                                                         -----------         -----------

         Total                                                            98,547,273          99,086,194
     Less accumulated depreciation and
         amortization                                                     34,510,117          32,348,826
                                                                         -----------         -----------

         Property and equipment, net                                      64,037,156          66,737,368
                                                                         -----------         -----------

OTHER ASSETS:
     Net investment in sales-type leases                                   2,560,739           2,908,691
     Goodwill                                                              3,620,296           3,676,246
     Deposits and other assets                                               481,499             454,739
     Revenue equipment available for lease                                 1,391,567           1,395,865
                                                                         -----------         -----------
         Total other assets                                                8,054,101           8,435,541
                                                                         -----------         -----------

TOTAL                                                                    $91,463,843         $95,052,123
                                                                         -----------         -----------


See notes to condensed consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         MARCH 31,           DECEMBER 31,
                                                                                           2001                  2000
                                                                                       ------------          ------------
                                                                                                  (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt                                              $ 13,586,008          $ 13,534,198
     Line of credit                                                                         780,207             1,049,831
     Accounts Payable                                                                     2,182,053             2,575,676
     Accrued liabilities:
         Self-insurance claims                                                            2,625,527             2,510,396
         Salaries and wages                                                                 880,837               505,181
         Other                                                                            1,246,044             1,184,493
                                                                                       ------------          ------------

         Total  current liabilities                                                      21,300,676            21,359,775

LONG-TERM DEBT                                                                           30,466,951            33,322,377

DEFERRED INCOME TAXES                                                                    13,187,549            13,187,549
                                                                                       ------------          ------------

         Total liabilities                                                               64,955,176            67,869,701
                                                                                       ------------          ------------


STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value - 1,000,000 shares
       authorized; no shares issued and outstanding
     Common stock, $.001 par value - 10,000,000 shares authorized;
       4,069,640 shares issued and outstanding                                                4,070                 4,070
     Treasury Stock at cost, 1,174,729 (2001) and 1,118,746 shares (2000)                (8,498,999)           (8,137,959)
     Additional paid-in capital                                                          16,864,622            16,864,622
     Retained earnings                                                                   18,138,974            18,451,689
                                                                                       ------------          ------------

         Total stockholders' equity                                                      26,508,667            27,182,422
                                                                                       ------------          ------------

TOTAL                                                                                  $ 91,463,843          $ 95,052,123
                                                                                       ============          ============


See notes to condensed consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                         -------------------------------
                                                                            2001                2000
                                                                         -----------         -----------
                                                                                   (UNAUDITED)
OPERATING REVENUES                                                       $30,258,720         $33,825,625
                                                                         -----------         -----------

OPERATING EXPENSES:
   Salaries, wages and employee benefits                                  10,494,579           9,438,522
   Cost of independent contractors                                         6,583,149          10,741,228
   Fuel                                                                    4,000,709           3,272,674
   Operating supplies                                                      2,952,977           2,612,743
   Taxes and licenses                                                        522,148             753,603
   Insurance and claims                                                    1,725,405           1,832,876
   Communications and utilities                                              391,006             397,536
   Depreciation and amortization                                           3,165,001           2,904,318
   Gain on disposition of property
     and equipment, net                                                     (506,804)                 --
   Other                                                                     477,206             465,880
                                                                         -----------         -----------

     Total operating expenses                                             29,805,376          32,419,380
                                                                         -----------         -----------

OPERATING INCOME                                                             453,344           1,406,245
                                                                         -----------         -----------

OTHER INCOME (EXPENSE):
   Interest income                                                            16,511              22,171
   Interest expense                                                         (901,232)           (976,273)
                                                                         -----------         -----------
     Other expense, net                                                     (884,721)           (954,102)
                                                                         -----------         -----------
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR
     INCOME TAXES                                                           (431,377)            452,143

PROVISION (BENEFIT) FOR INCOME TAXES                                        (138,475)            221,362
                                                                         -----------         -----------

NET INCOME (LOSS)                                                        $  (292,902)        $   230,781
                                                                         ===========         ===========

NET INCOME (LOSS) PER SHARE (Basic and Diluted)                          $     (0.10)        $      0.07
                                                                         ===========         ===========

WEIGHTED AVERAGE SHARES
     OUTSTANDING (Basic and Diluted)                                       2,932,362           3,309,366
                                                                         ===========         ===========


See notes to condensed consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                     --------------------------------
                                                                                        2001                 2000
                                                                                     -----------          -----------
                                                                                               (UNAUDITED)
OPERATING ACTIVITIES:
     Net income (loss)                                                               $  (292,902)         $   230,781
     Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
         Depreciation and amortization                                                 3,165,001            2,904,318
         Net effect of sales-type leases on cost of independent contractors             (102,109)            (352,134)
         Gain on disposal of property and equipment, net                                (506,804)                  --
         Changes in assets and liabilities provided (used) cash:
             Accounts receivable                                                        (889,885)            (709,966)
             Refundable income taxes                                                    (421,116)                  --
             Other current assets                                                        756,981              426,557
             Deposits and other assets                                                   (22,462)                  18
             Accounts payable                                                           (393,623)            (253,524)
             Accrued liabilities and other current liabilities                           552,338             (700,495)
                                                                                     -----------          -----------
                 Net cash provided by operating activities                             1,845,419            1,545,555
                                                                                     -----------          -----------

INVESTING ACTIVITIES:
     Payments received on sales type leases                                              603,634              968,489
     Capital expenditures:
             Revenue equipment                                                          (790,778)          (2,607,481)
             Other property and equipment                                                (58,880)              (5,371)
             Construction in progress                                                    (74,458)            (345,233)
     Proceeds from disposals of property and equipment                                   780,843                   --
                                                                                     -----------          -----------
                 Net cash provided by (used in) investing activities                     460,361           (1,989,596)
                                                                                     -----------          -----------

FINANCING ACTIVITIES:
     Purchase of treasury stock                                                         (389,156)            (716,601)
     Net borrowings (payments) on line of credit                                        (269,624)             798,550
     Proceeds from long-term debt                                                        391,047            2,979,174
     Principal payments on long-term debt                                             (3,194,663)          (3,036,461)
                                                                                     -----------          -----------
                 Net cash provided by (used in) financing activities                  (3,462,396)              24,662
                                                                                     -----------          -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (1,156,616)            (419,379)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       1,273,281            1,006,826
                                                                                     -----------          -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $   116,665          $   587,447
                                                                                     ===========          ===========

See notes to condensed consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                             -------------------------------------
                                                                                  2001                2000
                                                                             ----------------     ----------------
                                                                                          (UNAUDITED)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the year for:
     Interest                                                                $        901,232     $        976,273
                                                                             ================     ================

     Income taxes, net of refunds                                            $        162,088     $        925,000
                                                                             ================     ================

SUPPLEMENTAL NONCASH INVESTING AND FINANCING
ACTIVITIES:
Net investment in sales-type leases                                          $       (109,136)   $         968,992
                                                                             ================     ================


See notes to condensed consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION
         In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position of Boyd Bros. Transportation, Inc. ("Boyd Bros." or the "Company") as of March 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

         The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended December 31, 2000.

         The condensed consolidated financial statements and notes should be read in conjunction with the summary of accounting policies and notes to the financial statements included in the Company's Form 10-K for the year ended December 31, 2000.

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

4.  CAPITAL TRANSACTIONS
         In February 1999, the Company's Board of Directors authorized a program under which the Company may purchase up to 600,000 shares of its common stock in open market or negotiated transactions. During the first quarter of 2001, the Company did not purchase any shares under this program. However, the Company purchased 59,870 shares of its common stock from two related parties for $389,156 in accordance with terms of the acquisition agreement pursuant to which the Company acquired Welborn Transport in 1997.

5.  DERIVATIVE INSTRUMENTS
         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The adoption of SFAS No. 133 did not materially impact the Company's consolidated financial statements as of March 31, 2001.

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

RESULTS OF OPERATIONS
         Operating revenues decreased $3,566,905 or 10.5% for the three-month period ended March 31, 2001 compared with the same period in 2000. The decrease was partially due to inconsistent freight volume and partially the result of an incremental decrease in logistics revenues due to the closing down of the logistics division at Welborn Transport and the subsequently re-opening of the division at Boyd.

         Total operating expenses decreased $2,614,004 or 8.1% during the three-month period ended March 31, 2001 compared with the three months ended March 31, 2000. The decrease was due primarily to the decrease in the number of owner/operators in 2001. The operating ratio for the first quarter of 2001 was 98.5% compared with 95.8% for the same period in 2000.

         Salaries, wages and benefits, during the first quarter of 2001, increased $1,056,057 or 11.2% compared with the first quarter of 2000 from $9,438,522 to $10,494,579. The increase in salaries and wages was due to the decrease in the number of active owner/operator units, which have been converted to company-owned units as a result of rising fuel costs. The owner/operator fleet comprised 23% of the Company's power units or 220 power units for the period ended March 31, 2001, compared with 42% or 433 power units for the same period in 2000. Fuel costs increased $728,035 or 22.2% compared with the first quarter of 2000 from $3,272,674 to $4,000,709. An increase in fuel cost per gallon and the decrease in owner/operator units contributed to an increase in the Company's aggregate fuel costs for the first quarter of 2001. Operating supplies increased $340,234 or 13.0% compared with the first quarter of 2000 from $2,612,743 to $2,952,977. As a percentage of operating revenues, operating supplies increased from 7.7% to 9.8% due to the decrease in the size of the owner/operator fleet. Taxes and licenses decreased $231,455 or 30.7% compared with the first quarter of 2000 from $753,603 to $522,148. Taxes and licenses decreased due to cost-saving initiatives implemented by the Company that pertain to licensing and permitting tractors and trailers. Insurance and claims decreased $107,471 or 5.9% compared with the first quarter of 2000 from $1,832,876 to $1,725,405. As a percentage of operating revenues, insurance and claims increased from 5.4% to 5.7%. The percentage increase was due to a decrease in operating revenues. Insurance and claims decreased in total due to an improved accident frequency compared to the same period last year. Depreciation and amortization expense increased $260,683 or 9.0% compared with the first quarter of 2000 from $2,904,318 to $3,165,001. As a percentage of operating revenues, depreciation and amortization increased from 8.6% for the first quarter of 2000 to 10.5% for the first quarter of 2001. Depreciation and amortization expense increased due to the decrease in the owner/operator fleet. Cost of independent contractors, or owner/operators, was $6,583,149 for the three months ended March 21, 2001 compared with $10,741,228 for the three months ended March 31, 2000. Cost of independent contractors comprises the net payments made to owner/operators after certain operating expenses are deducted. Interest expense decreased $75,041 or 7.7% compared with the first quarter of 2000 from $976,273 to $901,232. As a percentage of operating revenues, interest expense increased from 2.9% to 3.0% due to the decrease in operating revenues for the period ended March 31, 2001. Interest expense in total decreased due to the decrease in debt and also the decrease in the LIBOR rate compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
         The Company's primary cash requirements are for capital expenditures and operating expenses, including labor costs, fuel costs and operating supplies. Historically, the Company's primary sources of cash have been from operations and bank borrowings.

         Accounts receivable - trade and interline at March 31, 2001 decreased 11.1% or $1,535,239 compared with the amount at March 31, 2000. This represented 13.5% of total assets at March 31, 2001 versus 14.1% of total assets at March 31, 2000. The days of revenue in accounts receivable for the period ended March 31, 2001 were 36.7 compared with 37.3 for the same period in 2000. The Company has not recognized any significant bad debt expense in any of the periods represented relating to trade receivables. The Company reserves for bad debts that are related to the sale-leaseback transactions with its owner/operators. Bad debt expense on such leases for the quarter ended March 31, 2001 was $124,649 compared with $352,340 for the same period in 2000.

         Net cash flow provided by operating activities was $1,845,419 during the first three months of 2001, compared with $1,545,555 during the same period in 2000. The Company's bank debt bears interest ranging from LIBOR plus 1.25% to LIBOR plus 1.75%, all payable in monthly installments and with maturities through November 2004. The bank debt is collateralized by revenue equipment. The Company also has one line of credit totaling $2,500,000 bearing interest at the bank's 30-day LIBOR rate plus 1.75%. As of March 31, 2001, the Company had outstanding borrowings on its lines of credit totaling $780,207.

         In March 2001, the Company received waivers executed by two of its lenders (extending through the periods ended April 30, 2001 and June 30, 2001) relating to certain financial covenant ratio requirements contained in two of the Company's long-term debt loan agreements as to which the Company was not in compliance as of December 31, 2000. There can be no assurance that the Company will be able to comply with these covenants in the future. However, the Company believes it will be able to maintain its relationships with lenders on a satisfactory basis, as it has in the past in spite of the fact that from time to time the Company has been out of compliance with certain debt covenants. If the Company is unable to comply with these covenants in the future, there can be no assurance that the Company's lenders will provide any additional waivers with respect to any such noncompliance.

         During the first quarter of 2001, the Company purchased 29,935 shares of its common stock from each of Miller Welborn, the Vice-Chairman of the Company, and Steven Rumsey, the Chief Executive Officer of Welborn Transport, for an aggregate purchase price of $389,156, at a price per share of $6.50 in accordance with the terms of the acquisition agreement pursuant to which the Company acquired Welborn Transport in 1997. The Company funded these purchases using its working capital.

         During the first quarter of 2001, the Company purchased 10 trucks for its Welborn fleet at a net cost of $.4 million (net of 23 trucks traded). The Company has no plans to purchase any additional tractors during the remainder of 2001.

         As of March 31, 2001, the Company believes that the availability of credit under its line of credit and internally generated cash will be adequate to finance its operations and anticipated capital expenditures through fiscal year 2001. Over the long term, the Company will continue to have significant capital requirements that may require the Company to seek additional borrowings or equity capital. The availability of debt financing or equity capital will depend upon prevailing market conditions, the market price of its common stock and other factors over which the Company has no control, as well as the Company's financial condition and results of operations.

FUEL PRICE TREND
            The average price per gallon of diesel fuel increased from about $.96 per gallon at the beginning of 1999 and peaked at $1.67 during the fourth quarter of 2000 and also into the first quarter of 2001. If fuel prices continue to increase or are sustained at these higher levels for a continuing period of time, the higher fuel costs may have a materially adverse effect on the financial condition and business operations of the Company. Additionally, the increased fuel costs may continue to have a materially adverse effect on the Company's efforts to attract and retain owner-operators, expand its pool of available trucks and diversify its operations. Higher fuel costs dilute the financial incentive for owner-operators, who are typically paid a flat rate per mile; therefore, as a result of higher fuel prices about 50 drivers left the Company's owner-operator program in the fourth quarter of 2000, and an additional 55 drivers have departed during the first quarter of 2001. The diminishing number of owner-operators further impacts the Company's financial condition - and therefore compounds the direct impact of higher fuel costs - because each owner-operator that leaves the Company's program also leaves behind a power unit that must then be absorbed into the Company's fleet. As a result, each of these trucks can no longer be recorded as a variable expense that is related to a contractual rate per mile and is incurred only if freight is moved, but must instead be recorded as a Company-owned truck with indirect costs of ownership, such as depreciation, maintenance and capital expenses. As a result, the continuing higher fuel costs may lead to empty trucks, diminished fleet efficiency, and reduced revenue potential.


FORWARD-LOOKING STATEMENTS
           Certain of the above statements contained herein under the caption "Management's Discussion and Analysis Financial Conditions and Result of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, business conditions and growth in the economy, including the transportation and construction sectors in particular, competitive factors, including price pressures and the ability to recruit and retain qualified drivers, the ability to control internal costs, particularly fuel costs which have continued to rise materially during the first quarter of 2001, that may or may not be passed on to the Company's customers, departures and defaults by owner-operators, the cost of complying with governmental regulations that are applicable to the Company, and other factors referenced elsewhere herein.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
               The Company is exposed to interest rate risk due to its long-term debt, which at March 31, 2001 bore interest rates ranging from 1.25% to 1.75% above the bank's LIBOR rate. Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, the Company has estimated the fair value of its long-term debt approximates its carrying value, using a discounted cash flow analysis based on borrowing rates available to the Company. The effect of a hypothetical 10% increase in interest rates would increase the estimated fair value of the Company's long-term debt by approximately $672,469. Management believes that current working capital funds are sufficient to offset any adverse effects caused by changes in the interest rates.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits, Financial Statements and Schedules

         10.1 Debt Covenant Waiver dated March 27, 2001 from Compass Bank related to Credit and Security Agreement dated April 11, 2000
                  (incorporated by reference to Exhibit 10.8 of the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  2000).

         10.2 Waiver and Consent Agreement dated March 28, 2001 by and between the Company and AmSouth Bank N.A. relating to Credit
                  Agreement dated April 1, 1994 (incorporated by reference to
                  Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000).


(b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2001.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Boyd Bros. Transportation Inc.
                                             (Registrant)



         Date:   May 15, 2001                  /s/ Richard C. Bailey
                                    -------------------------------------------
                                    Richard C. Bailey, Chief Financial Officer
                                          (Principal Accounting Officer)