Form 10-Q
period 2001-06-30
BOYD BROS TRANSPORTATION INC
filed 2001-08-17
CIK 920907

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 13, 2001.

    Common Stock, $.001 Par Value                            2,808,776
    -----------------------------                            ---------
               (Class)                                  (Number of Shares)

                                      INDEX

                                                                                              Page Number

Part I.  Financial Information

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets
                           June 30, 2001 and December 31, 2000                                           3

                  Condensed Consolidated Statements of Income
                           Three- and Six-month Periods Ended June 30, 2001 and 2000                     5

                  Condensed Consolidated Statements of Cash Flows
                           Six-month Periods Ended June 30, 2001 and 2000                                6

                  Notes to Condensed Consolidated Financial Statements                                   7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                   10

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                            15

Part II. Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders                                   16

         Item 6.  Exhibits and Reports on Form 8-K                                                      16

Signatures                                                                                              17

                         BOYD BROS. TRANSPORTATION INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    JUNE 30,          DECEMBER 31,
                                                                      2001                2000
                                                                      ----                ----
                                                                             (UNAUDITED)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                     $ 2,931,421        $ 1,273,281
     Marketable securities                                             250,000            250,000
     Accounts receivable:
         Trade and interline                                        12,645,776         10,907,099
         Other                                                         235,663            690,212
     Current portion of net investment in sales-type leases          1,482,720          1,562,329
     Income tax receivable                                             504,892          1,954,786
     Parts and supplies inventory                                      692,647            431,967
     Prepaid tire expense                                               96,918            282,915
     Other prepaid expenses                                          1,634,802          1,606,814
     Deferred income taxes                                             810,284            919,811
                                                                   -----------        -----------

         Total current assets                                       21,285,123         19,879,214
                                                                   -----------        -----------

PROPERTY AND EQUIPMENT:
     Land and land improvements                                      2,667,614          2,263,326
     Buildings                                                       7,635,280          2,927,611
     Revenue equipment                                              72,690,001         76,637,858
     Other equipment                                                11,445,927         11,781,884
     Leasehold improvements                                            384,884            384,884
     Construction in progress                                               --          5,090,631
                                                                   -----------        -----------

         Total                                                      94,823,706         99,086,194
     Less accumulated depreciation and
         amortization                                               35,722,277         32,348,826
                                                                   -----------        -----------

         Property and equipment, net                                59,101,429         66,737,368
                                                                   -----------        -----------

OTHER ASSETS:
     Net investment in sales-type leases                             4,021,399          2,908,691
     Goodwill                                                        3,564,346          3,676,246
     Deposits and other assets                                         483,247            454,739
     Revenue equipment available for lease                           1,471,622          1,395,865
                                                                   -----------        -----------
         Total other assets                                          9,540,614          8,435,541
                                                                   -----------        -----------
TOTAL                                                              $89,927,166        $95,052,123
                                                                   ===========        ===========


See notes to unaudited condensed consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  JUNE 30,            DECEMBER 31,
                                                                                    2001                 2000
                                                                                    ----                 ----
                                                                                            (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt                                        $ 13,586,009         $ 13,534,198
     Line of credit                                                                 2,500,000            1,049,831
     Accounts payable - trade and interline                                         2,780,309            2,575,676
     Accrued liabilities:
         Self-insurance claims                                                      2,488,296            2,510,396
         Salaries and wages                                                           648,937              505,181
         Other                                                                      1,081,832            1,184,493
                                                                                 ------------         ------------

         Total  current liabilities                                                23,085,383           21,359,775

LONG-TERM DEBT                                                                     27,239,859           33,322,377

DEFERRED INCOME TAXES                                                              13,187,549           13,187,549
                                                                                 ------------         ------------
         Total liabilities                                                         63,512,791           67,869,701
                                                                                 ------------         ------------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value - 1,000,000
         shares authorized; no shares issued and
         outstanding
     Common stock, $.001 par value - 10,000,000
         shares authorized; 4,069,040
         shares issued and
         outstanding                                                                    4,070                4,070
     Treasury Stock at cost, 1,232,723 shares (2001) and 1,118,746 (2000)          (8,876,000)          (8,137,959)
     Additional paid-in capital                                                    16,864,622           16,864,622
     Retained earnings                                                             18,421,683           18,451,689
                                                                                 ------------         ------------

         Total stockholders' equity                                                26,414,375           27,182,422
                                                                                 ------------         ------------

TOTAL                                                                            $ 89,927,166         $ 95,052,123
                                                                                 ============         ============


See notes to unaudited condensed consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                               THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                                2001                2000                  2001                 2000
                                                ----                ----                  ----                 ----
                                                       (UNAUDITED)                               (UNAUDITED)
OPERATING REVENUES                          $ 31,670,305         $ 32,601,049         $ 61,929,025         $ 66,426,674

OPERATING EXPENSES:
     Salaries, wages and
         employee benefits                     9,969,417            9,846,075           20,463,996           19,284,597
     Cost of independent contractors           7,581,321            9,149,146           14,164,470           19,890,374
     Fuel                                      3,953,194            3,505,883            7,953,903            6,778,557
     Operating supplies                        3,002,257            2,714,228            5,955,234            5,326,971
     Taxes and licenses                          455,987              825,102              978,135            1,578,705
     Insurance and claims                      1,800,101            1,732,812            3,525,506            3,565,688
     Communications and utilities                374,000              380,357              765,006              777,893
     Depreciation and amortization             3,117,352            2,883,297            6,282,353            5,787,615
     Gain on disposition of
         property and equipment, net             (74,964)            (417,661)            (581,768)            (417,661)
     Other                                       319,866              589,290              797,072            1,055,170
                                            ------------         ------------         ------------         ------------

     Total operating expenses                 30,498,531           31,208,529           60,303,907           63,627,909
                                            ------------         ------------         ------------         ------------

OPERATING INCOME                               1,171,774            1,392,520            1,625,118            2,798,765
                                            ------------         ------------         ------------         ------------

OTHER INCOME (EXPENSES):
     Interest income                              16,389               18,563               32,900               40,734
     Interest expense                           (645,349)            (985,131)          (1,546,581)          (1,961,404)
     Other income                                    491                   --                  491                   --
                                            ------------         ------------         ------------         ------------
     Other expenses, net                        (628,469)            (966,568)          (1,513,190)          (1,920,670)
                                            ------------         ------------         ------------         ------------

INCOME BEFORE PROVISION FOR
     INCOME TAXES                                543,305              425,952              111,928              878,095

PROVISION FOR INCOME TAXES                       260,594              217,018              122,119              438,380
                                            ------------         ------------         ------------         ------------

NET INCOME (LOSS)                           $    282,711         $    208,934         $    (10,191)        $    439,715
                                            ============         ============         ============         ============

NET INCOME (LOSS) PER SHARE
      (Basic and Diluted)                   $       0.10         $       0.07         $      (0.00)        $       0.14
                                            ============         ============         ============         ============

WEIGHTED AVERAGE SHARES
     OUTSTANDING                               2,841,379            3,078,515            2,886,619            3,193,931
                                            ============         ============         ============         ============


See notes to unaudited condensed consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                       2001             2000
                                                                                       ----             ----
                                                                                            (UNAUDITED)
OPERATING ACTIVITIES:
     Net income (loss)                                                              $   (10,191)        $   439,715
     Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
         Depreciation and amortization                                                6,282,353           5,787,615
         Net effect of sales-type leases on cost of independent contractors             322,493            (623,526)
         Gain on disposal of property and equipment, net                               (581,768)           (417,661)
         Changes in assets and liabilities provided (used) cash:
             Accounts receivable                                                     (1,284,128)           (728,501)
             Refundable income taxes                                                  1,449,894                  --
             Other current assets                                                         6,856             998,620
             Deposits and other assets                                                  (28,508)             11,804
             Accounts payable- trade and interline                                      204,633             898,807
             Accrued liabilities and other current liabilities                           18,995            (235,013)
                                                                                    -----------         -----------
                Net cash provided by operating activities                             6,380,629           6,131,860
                                                                                    -----------         -----------

INVESTING ACTIVITIES:
     Payments received on sales type leases                                           1,195,026           2,598,275
     Capital expenditures:
         Revenue equipment                                                           (1,400,293)         (9,799,233)
         Other equipment                                                               (229,035)            (18,227)
     Construction in process                                                           (107,040)           (507,994)
     Proceeds from disposals of property and equipment                                1,137,432           3,106,454
                                                                                    -----------         -----------
                Net cash provided by (used in) investing activities                     596,090          (4,620,725)
                                                                                    -----------         -----------

FINANCING ACTIVITIES:
     Purchase of treasury stock                                                        (738,041)         (1,781,864)
     Proceeds from line of credit - net                                               1,450,169             798,550
     Proceeds from long-term debt                                                       391,047           5,873,965
     Principal payments on long-term debt                                            (6,421,754)         (6,425,175)
                                                                                    -----------         -----------
                Net cash used in financing activities                                (5,318,579)         (1,534,524)
                                                                                    -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  1,658,140             (23,389)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      1,273,281           1,006,826
                                                                                    -----------         -----------

 BALANCE AT END OF PERIOD                                                           $ 2,931,421         $   983,437
                                                                                    ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash (received) paid during the year for:
     Income taxes, net of refunds                                                   $  (215,290)        $ 1,101,758
                                                                                    ===========         ===========
     Interest                                                                       $ 1,546,580         $   985,131
                                                                                    ===========         ===========

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:

     Net investment in sales-type leases                                            $  (472,826)        $   264,948
                                                                                    ===========         ===========


See notes to unaudited condensed consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared in compliance with Form 10-Q instructions and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements reflect all adjustments, including those of normal recurring nature, necessary to present fairly the results of the reported interim periods. The statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Company's latest annual report on Form 10-K.

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

4. CAPITAL TRANSACTIONS

         In February 1999, the Company's Board of Directors authorized a program under which the Company may purchase up to 600,000 shares of its common stock in open market or negotiated transactions. During the first six-months of 2001, the Company did not purchase any shares under this program. However, the Company purchased 113,977 shares of its common stock during this period from two related parties for $738,041 in accordance with terms of the acquisition agreement pursuant to which the Company acquired Welborn Transport in 1997.

5. DERIVATIVE INSTRUMENTS

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The adoption of SFAS No. 133 did not materially impact the Company's consolidated financial statements.

6. ACCOUNTING STANDARDS NOT YET ADOPTED

         In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 applies to all business combinations initiated after June 30, 2001, and requires the purchase method of accounting for business combinations, thereby prohibiting the pooling-of-interest (pooling) method. Additionally, it requires the initial recognition of acquired intangible assets apart from goodwill and specifies disclosures regarding a business combination. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. Under this pronouncement, goodwill and intangible assets with indefinite lives will no longer be amortized but reviewed at least annually for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives with no set maximum life. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001, will be reassessed and the remaining amortization periods adjusted accordingly.

         The Company is currently evaluating the impact of adopting the new accounting standards on its consolidated financial statements. While the ultimate impact of the new standards is yet to be determined, goodwill amortization expense for the quarter ended June 30, 2001 was approximately $55,950.

7. DEBT

         The Company was not in compliance with certain financial covenant ratio requirements required by its bank debt, including the term loan for the new Birmingham terminal, as of June 30, 2001, March 31, 2001 and December 31, 2000. In March 2001, the two lead lenders for the Company's bank debt executed waivers relating to these covenant requirements through April 30, 2001 and June 30, 2001, and in August 2001, the waiver which expired on April 30, 2001 was extended through June 30, 2001. Although the Company remained out of compliance with these financial covenants as of June 30, 2001, and while the waivers from its lenders expired as of that date, management believes that its relationships with these lenders continues to be satisfactory, as it has in the past despite the fact that from time to time the Company has been out of compliance with certain debt covenants. There can be no assurance that the Company will be able to comply with these covenants in the future or that the Company's lenders will provide any additional waivers with respect to any such noncompliance. If the Company cannot obtain such additional waivers, the lenders may exercise their remedies under the applicable loan agreements, which may have a material adverse effect on the Company's financial condition.

8. MAJOR CUSTOMER AND CONCENTRATION OF CREDIT RISK

         During the second quarter of 2001, the Company learned that a significant customer had filed a voluntary petition for reorganization under chapter 11 of the U.S. Bankruptcy Code. The Company derived approximately 11% of its operating revenues in the first half of 2001, and less than 10% of its fiscal 2000 operating revenues, from this customer. At June 30, 2001, this customer owed the Company approximately $1,120,000 for services rendered, of which approximately $903,000 represented pre-petition debt. Subsequent to June 30, 2001, the Company collected approximately $859,000 of this pre-petition debt. There can be no assurance that the Company will be able to retain this customer or, if so, that the Company will be able to maintain the level of annual revenues it has received from the customer in the past. If the Company is unable to retain the customer, or if the revenues the Company derives from its business with this customer declines materially, such events could have a material adverse effect on the Company's results of operations and financial condition.

9. SEGMENT INFORMATION

         The Company has two reportable segments: Boyd Bros. and Welborn Transport. The Boyd Bros. division is a flatbed carrier that hauls primarily steel and building products, throughout most of the continental United States, and operates 760 trucks. Boyd Bros. had 575 company drivers and 185 owner-operators as of June 30, 2001. The Welborn division is a flatbed carrier that hauls steel and roofing products, primarily in the eastern two-thirds of the United States, and operates 211 trucks. Welborn had 40 company drivers and 171 owner-operators as of June 30, 2001. The accounting policies of the segments are the same as those described in the summary of accounting policies. Segment reporting information for the three-month periods ended June 30, 2001 and 2000, and also the six-month periods then ended, is as follows:

RESULTS OF OPERATIONS
     Three Months Ended June 30, 2001

                                                                   Intersegment
                                     Boyd            Welborn       Eliminations      Total
          Operating revenues      $26,614,728       $5,055,577       $  --       $31,670,305
          Operating expenses       25,567,827        4,930,704          --        30,498,531
          Operating income          1,046,901          124,873          --         1,171,774
          Operating ratio                96.1%            97.5%                         96.3%

     Three Months Ended June 30, 2000

                                                                     Intersegment
                                     Boyd             Welborn        Eliminations         Total
          Operating revenues      $25,834,169       $ 6,833,680        $(66,800)       $32,601,049
          Operating expenses       24,198,737         7,065,804         (56,012)        31,208,529
          Operating income (loss)   1,635,432          (232,124)        (10,788)         1,392,520
          Operating ratio                93.7%            103.4%                              95.7%

     Six Months Ended June 30, 2001

                                                                     Intersegment
                                     Boyd            Welborn         Eliminations         Total
          Operating revenues      $52,457,879       $ 9,582,782        $(111,636)       $61,929,025
          Operating expenses       50,667,801         9,747,742         (111,636)        60,303,907
          Operating income (loss)   1,790,078          (164,960)              --          1,625,118
          Operating ratio                96.6%            101.7%                               97.4%

     Six Months Ended June 30, 2000

                                                                       Intersegment
                                      Boyd            Welborn          Eliminations         Total
          Operating revenue       $51,184,254       $ 15,369,404        $(126,984)       $66,426,674
          Operating expenses       48,106,083         15,632,087         (110,261)        63,627,909
          Operating income (loss)   3,078,171           (262,683)         (16,723)         2,798,765
          Operating ratio                94.0%             101.7%                               95.8%

IDENTIFIABLE ASSETS
     As of June 30, 2001


                                                                Boyd           Welborn              Total
          Cash and cash equivalents                          $   540,939      $2,390,482         $ 2,931,421
          Property and equipment                              54,236,005       4,865,424          59,101,429
          Long-term debt (including current maturities)       37,537,993       3,287,875          40,825,868

     As of December 31, 2000

                                                                Boyd            Welborn              Total
          Cash and cash equivalents                          $   (44,234)     $1,317,515         $ 1,273,281
          Property and equipment                              62,137,993       4,599,375          66,737,368
          Long-term debt (including current maturities)       43,451,096       3,405,479          46,856,575

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the attached interim condensed consolidated financial statements and with the Company's 2000 Annual Report to Stockholders, which included audited financial statements and notes thereto for the fiscal year ended December 31, 2000, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

         The Company, headquartered in Clayton, Alabama, is a flatbed truckload carrier that has two reportable segments: Boyd Bros. and Welborn Transport. The Boyd Bros. division operates throughout most of the continental United States, hauling steel and building products. The Welborn division hauls steel and roofing products, primarily in the eastern two-thirds of the United States. The Company typically serves high-volume, time-sensitive shippers that demand time definite delivery.

         Historically, the Company has owned its revenue equipment and operated through company drivers. The Company's expansion in the past, therefore, has required significant capital expenditures that have been funded through secured borrowings. During 1997, as a strategy to expand the Company's potential for growth, the Company began adding owner/operators to its fleet. The Company then accelerated the implementation of this strategy in December 1997 with the acquisition of Welborn, which specializes in short-haul routes using a largely owner/operator fleet.

RESULTS OF OPERATIONS

Quarterly Review

         The Company's results of operations for the second quarter reflected a continuation of generally weak freight conditions, which have affected the Company's fleet efficiency, combined with high operating costs, particularly for fuel. Nevertheless, load counts continued to show improvement in the second quarter compared with the market low point experienced in late 2000 and early 2001. This improvement, combined with the Company's efforts to reduce certain operating costs, and with lower prevailing interest rates, helped offset the impact of high fuel costs and allowed the Company to return to profitability in the second quarter of 2001 following three consecutive quarters of losses.

         The Company's total operating revenues declined $930,744 or 2.9% to $31,670,305 for the quarter ended June 30, 2001, compared with $32,601,049 for the same period in 2000. This change in total operating revenues reflected an increase of $780,559 or 3.0% in the Boyd division, which was more than offset by a decline of $1,778,103 or 26.0% at the Welborn division. The decline in Welborn's operating revenues, and to some extent the increase in operating revenues for the Boyd division in the second quarter, reflected the closing of Welborn's brokerage company in the last half of 2000. The Company subsequently resumed this business shortly thereafter with the opening of a new brokerage company at its Boyd division. Aside from the shift in this brokerage business from one division to the other, the Company's operating revenues were adversely affected by ongoing soft freight conditions.

         Total operating expenses declined $709,998 or 2.3% to $30,498,531 for the second quarter compared with $31,208,529 for the same three months ended June 30, 2000. The decline in the Company's operating expenses, which represents proportional decreases in both of the Company's divisions, comprised primarily higher expenses for fuel, operating supplies, depreciation and amortization, and reduced gains on the disposition of property and equipment net, which were more than offset primarily by lower cost of independent contractors, lower taxes and licenses, and lower other expense.

         Fuel costs increased $447,311 or 12.8% to $3,953,194 from $3,505,883 in the second quarter of 2000. As a percentage of operating revenues, fuel costs increased to 12.5% from 10.8%. The majority of the Company's increased fuel costs for the second quarter related to the Boyd division, which operates using largely company-owned power units (the Company does not incur direct fuel costs for owner-operated power units) and reflected primarily the higher level of per-gallon fuel prices during the quarter and a decrease in the fleet MPG efficiency. The Welborn division, while still relying primarily on owner-operators, also experienced higher overall fuel costs for the period as it increased the number of company drivers over the same period last year.

         Operating supplies increased $288,029 or 10.6% to $3,002,257 from $2,714,228 in the second quarter of 2000. As a percentage of operating revenues, operating supplies increased to 9.5% from 8.3%. The increase in operating supplies was entirely related to the Boyd division, which more than offset a decline in operating supplies at the Welborn division. The higher amount of operating supplies at the Boyd division reflected higher tire costs and overall higher maintenance costs associated with the aging of its company-owned fleet.

         Depreciation and amortization increased $234,055 or 8.1% to $3,117,352 from $2,883,297 in the second quarter of 2000. As a percentage of operating revenues, depreciation and amortization increased to 9.8% from 8.8%. The increase in depreciation and amortization for the quarter was primarily associated with the Boyd division, which during the past year has converted some owner-operated tractors that were subject to lease/purchase arrangements to company-owned power units. The increase also reflected the completion of the new Boyd terminal that was put into service during the last quarter of 2000.

         Gain on disposition of property and equipment, net declined $342,697 or 82.1% to $74,964 from $417,661 in the second quarter of 2000. As a percentage of operating revenues, gain on disposition of property and equipment, net declined to .2% from 1.3%. The lower gains, again related almost entirely to the Boyd division because it operates primarily with company-owned power units, reflected lower trade-in activity and depressed trade-in values for used tractors.

         As mentioned, several expense categories improved during the second quarter of 2001 compared with the same period last year, more than offsetting the increased cost pressures described above. The largest of these was the cost of independent contractors, or owner-operators, which declined $1,567,825 or 17.1% to $7,581,321 from $9,149,146 in the second quarter of 2000. As a percentage of operating revenues, cost of independent contractors declined to 23.9% from 28.1%. The decline in cost of independent contractors was primarily associated with the Welborn division, which has a higher proportion of owner-operators versus company drivers, and reflected a general decline in the number of owner-operators over the past year. Many of these independent drivers have exited the business or converted to company drivers, either with the Company or with other trucking companies, due to higher prevailing fuel costs that have severely reduced the profit potential of being an owner-operator. The decline in owner-operators that both the Boyd and Welborn divisions have experienced over the past year has had a related impact on fuel and depreciation expense, particularly at the Boyd division, which has absorbed many former owner-operators into its fleet as company drivers.

         Taxes and licenses also declined $369,115 or 44.7% to $455,987 from $825,102 in the second quarter of 2000. As a percentage of operating revenues, taxes and licenses declined to 1.4% from 2.5%. The decline in taxes and licenses reflected a reduction in the Company's fleet size over the past year, particularly at the Welborn division, and declining values used to license and permit tractors. About two-thirds of the decline in taxes and licenses related to the Boyd division, which operates most of the company-owned power units.

         Other expense declined $269,424 or 45.7% to $319,866 from $589,290 in the second quarter of 2000. As a percentage of operating revenues, other expense declined to 1.0% from 1.8%. Most of the total decline in other expense related to the Welborn division, which experienced lower bad debt expense and increased recoveries of bad debts previously written off, together with lower advertising costs.

         As a net result of lower operating revenues for the second quarter, offset to some extent by lower operating expenses, the Company's operating income for the period declined $220,746 or 15.9% to $1,171,774 from $1,392,520 for the same period in 2000. The Company's operating ratio for the second quarter of 2001 was 96.3% compared with 95.7% for the same period in 2000. For the Boyd division, the operating ratio was 96.1% in the second quarter versus 93.7% in the year-earlier period. For the Welborn division, the operating ratio was 97.5% in the second quarter versus 103.4% in the year-earlier period.

         Despite lower operating income for the second quarter of 2001 compared with the same period last year, the Company achieved higher net income for the period because of lower interest expense. Interest expense for the second quarter declined $339,782 or 34.5% to $645,349 from $985,131 in the second quarter of 2000. As a percentage of operating revenues, interest expense declined to 2.0% from 3.0%. Most of the Company's revenue equipment financing is associated with the Boyd division because of its larger company-owned fleet, thus most of the decline in interest expense for the second quarter related to the Boyd division and reflected both a lower LIBOR rate on borrowed funds and lower debt levels.

Year-to-date Review

         Operating revenues declined $4,497,649 or 6.8% to $61,929,025 in the six-month period ended June 30, 2001, compared with $66,426,674 in the same period in 2000. This change in total operating revenues reflected an increase of 2.5% in the Boyd division, which was more than offset by a decline of 37.7% at the Welborn division (both before intersegment eliminations). As with the second quarter, the decline in Welborn's operating revenues, and to some extent the increase in operating revenues for the Boyd division for the year-to-date period, reflected the closing of Welborn's brokerage company in the last half of 2000 and the subsequent resumption of this business at the Boyd division. Aside from the shift in this brokerage business from one division to the other, the Company's operating revenues for the first six months of 2001 were adversely affected by ongoing soft freight conditions, although those conditions improved in the second quarter from the first.

         Total operating expenses declined $3,324,002 or 5.2% to $60,303,907 for the year-to-date period ended June 30, 2001, compared with $63,627,909 for the first half of 2000. The decline in the Company's operating expenses, which represents proportional decreases in both of the Company's divisions, comprised primarily higher expenses for salaries, wages and employee benefits, fuel, operating supplies, and depreciation and amortization, which were more than offset primarily by lower cost of independent contractors, lower taxes and licenses, reduced gains on the disposition of property and equipment net, and lower other expense.

         Salaries, wages and employee benefits increased $1,179,399 or 6.1% to $20,463,996 from $19,284,597 in the first half of 2000. As a percentage of operating revenues, salaries, wages and benefits increased to 33.0% from 29.0%. The increase in this expense category was completely associated with the Boyd division, where higher salaries, wages and employee benefits more than offset a small decline experienced in the Welborn division. The increase at the Boyd division was due to an increase in the number of company drivers (as many owner-operators converted to this status during the past year) and non-driver associates, and to a lesser extent it also reflected the shift of brokerage operations to the Boyd division.

         Fuel costs increased $1,175,346 or 17.3% to $7,953,903 from $6,778,557 in the first half of 2000. As a percentage of operating revenues, fuel costs increased to 12.8% from 10.2%. While fuel costs were up significantly in both divisions, the majority of the Company's increased fuel costs for the first half of 2001 related to the Boyd division, which operates using largely company-owned power units (the Company does not incur direct fuel costs for owner-operated power units) and reflected primarily the higher level of per-gallon fuel prices during the first six months of the year and a decrease in the fleet MPG efficiency. The Welborn division, while still relying primarily on owner-operators, also experienced higher overall fuel costs for the period as it increased the number of company drivers over the same period last year.

         Operating supplies increased $628,263 or 11.8% to $5,955,234 from $5,326,971 in the first half of 2000. As a percentage of operating revenues, operating supplies increased to 9.6% from 8.0%. The increase in operating supplies for the 2001 year-to-date period was entirely related to the Boyd division, which more than offset a decline in operating supplies at the Welborn division. The higher amount of operating supplies at the Boyd division reflected higher tire costs and overall higher maintenance costs associated with the aging of its company-owned fleet.

         Depreciation and amortization increased $494,738 or 8.5% to $6,282,353 from $5,787,615 in the first half of 2000. As a percentage of operating revenues, depreciation and amortization increased to 10.1% from 8.7%. The increase in depreciation and amortization for the first half of 2001 was primarily associated with the Boyd division, which during the past year has converted some owner-operated tractors that were subject to lease/purchase arrangements to company-owned power units. The increase also reflected the completion of the new Boyd terminal that was put into service during the last quarter of 2000.

         As mentioned, several expense categories improved during the first half of 2001 compared with the same period last year, more than offsetting the increased cost pressures described above. The largest of these was the cost of independent contractors declined $5,725,904 or 28.8% to $14,164,470 from $19,890,374 in the first half of 2000. As a percentage of operating revenues, cost of independent contractors declined to 22.9% from 29.9%. The decline in cost of independent contractors was primarily associated with the Welborn division, which has a higher proportion of owner-operators versus company drivers, although the cost of independent contracts at the Boyd division also declined over $1,000,000 in the first half of 2001 compared with the same period last year. These lower costs reflected a general decline in the number of owner-operators over the past year as many of independent drivers have exited the business or converted to company drivers, either with the Company or with other trucking companies, due to higher prevailing fuel costs that have severely reduced the profit potential of being an owner-operator.

         Taxes and licenses also declined $600,570 or 38.0% to $978,135 from $1,578,705 in the first half of 2000. As a percentage of operating revenues, taxes and licenses declined to 1.6% from 2.4%. The decline in taxes and licenses reflected a reduction in the Company's fleet size over the past year, particularly at the Welborn division, and declining values used to license and permit tractors.

         Gain on disposition of property and equipment, net increased $164,107 or 39.3% to $581,768 from $417,661 in the first half of 2000. As a percentage of operating revenues, gain of disposition of property and equipment, net increased to 0.9% from 0.6%. The increased gains for the current year period reflected the sale of a Company aircraft during the first quarter of 2001, offset by lower gains at the Boyd division due to depressed trade-in values for used tractors.

         Other expense declined $258,098 or 24.5% to $797,072 from $1,055,170 in the first half of 2000. As a percentage of operating revenues, other expense declined to 1.3% from 1.6%. The decline in other expense related to the Welborn division, which experienced lower bad debt expense and increased recoveries of bad debts previously written off, together with lower advertising costs. The decline in other expense at the Welborn division more than offset an increase in these expenses at the Boyd division.

         As a net result of lower operating revenues for the first six months of 2001, offset to some extent by lower operating expenses, the Company's operating income for the period declined $1,173,647 or 41.9% to $1,625,118 from $2,798,765 for the same period in 2000. The Company's operating ratio for the first half of 2001 was 97.4% compared with 95.8% for the same period in 2000. For the Boyd division, the operating ratio was 96.6% in the first half versus 94.0% in the year-earlier period. For the Welborn division, the operating ratio was 101.7% in the first half versus 101.7% in the year-earlier period.

         With reduced operating profitability this year and last, due to revenue and cost pressures outlined above, the Company reported net losses for the first half of 2001 and 2000 with the inclusion of interest expense and taxes. However, the amount of the loss in the current-year period was significantly less than in the prior-year period because of the decline in the amount of interest expense. Interest expense for the first half of 2001 declined $414,823 or 21.1% to $1,546,581 from $1,961,404 in the first half of 2000. As a percentage of operating revenues, interest expense declined to 2.5% from 3.0%. Most of the Company's revenue equipment financing is associated with the Boyd division because of its larger company-owned fleet, thus most of the decline in interest expense for the first half of 2001 related to the Boyd division and reflected both a lower LIBOR rate on borrowed funds and lower debt levels.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements are for capital expenditures and operating expenses, including labor costs, fuel costs and operating supplies. Historically, the Company's primary sources of cash have been from operations and bank borrowings.

         Accounts receivable - trade and interline increased $1,738,677 or 15.9% to $12,645,776 at June 30, 2001, from $10,907,099 at December 31, 2000. Accounts receivable represented 14.1% of total assets compared with 11.5% of total assets at December 31, 2000. The number of days of revenue in accounts receivable at June 30, 2001, was 37.0 compared with 31.4 at December 31, 2000. The Company has not recognized any significant bad debt expense in any of the periods presented relating to trade receivables.

         During the second quarter of 2001, the Company learned that a significant customer had filed a voluntary petition for reorganization under chapter 11 of the U.S. Bankruptcy Code. The Company derived approximately 11% of its operating revenues in the first half of 2001, and less than 10% of its fiscal 2000 operating revenues, from this customer. At June 30, 2001, this customer owed the Company approximately $1,120,000 for services rendered, of which approximately $903,000 represented pre-petition debt. Subsequent to June 30, 2001, the Company collected approximately $859,000 of this pre-petition debt. There can be no assurance that the Company will be able to retain this customer or, if so, that the Company will be able to maintain the level of annual revenues it has received from the customer in the past. If the Company is unable to retain the customer, or if the revenues the Company derives from its business with this customer declines materially, such events could have a material adverse effect on the Company's results of operations and financial condition.

         The Company reserves for bad debts that are related to the sale-leaseback transactions with its owner-operators. Bad debt expense on such leases for the quarter ended June 30, 2001 was $573,274 compared with $427,185 for the same period in 2000.

         Net cash flow provided by operating activities was $6,380,629 during the first six months of 2001, compared with $6,131,860 during the same period in 2000. The Company's bank debt relates largely to its revenue equipment, although a portion was incurred for the recent construction of a new terminal in Birmingham, Alabama. The construction loan was converted to a term loan in January 2001. The Company's bank debt bears interest ranging from LIBOR plus 1.25% to LIBOR plus 1.75%, all payable in monthly installments and with maturities through November 2004 (January 2021 for the terminal loan). The bank debt is collateralized by revenue equipment and the real property related to the Birmingham terminal. The Company also has one line of credit totaling $2,500,000, bearing interest at the bank's 30-day LIBOR rate plus 1.75%. As of June 30, 2001, the Company had outstanding borrowings on this line of credit totaling $2,500,000; subsequent to quarter end, however, the Company repaid approximately $1,800,000 of the outstanding borrowings on this line of credit, reducing the amount outstanding to approximately $700,000 as of July 31, 2001.

         The Company was not in compliance with certain financial covenant ratio requirements required by its bank debt, including the term loan for the new Birmingham terminal, as of June 30, 2001, March 31, 2001 and December 31, 2000. In March 2001, the two lead lenders for the Company's bank debt executed waivers relating to these covenant requirements through April 30, 2001 and June 30, 2001, and in August 2001, the waiver which expired on April 30, 2001 was extended through June 30, 2001. Although the Company remained out of compliance with these financial covenants as of June 30, 2001, and while the waivers from its lenders expired as of that date, management believes that its relationships with these lenders continues to be satisfactory, as it has in the past despite the fact that from time to time the Company has been out of compliance with certain debt covenants. There can be no assurance that the Company will be able to comply with these covenants in the future or that the Company's lenders will provide any additional waivers with respect to any such noncompliance. If the Company cannot obtain such additional waivers, the lenders may exercise their remedies under the applicable loan agreements, which may have a material adverse effect on the Company's financial condition.

         During the first six months of 2001, the Company purchased 58,935 shares of its common stock from each of Miller Welborn, the Vice Chairman of the Company, and Steven Rumsey, the Chief Executive Officer of the Welborn division, for an aggregate purchase price of $738,041, at a price per share of $6.50 in accordance with the terms of the acquisition agreement pursuant to which the Company acquired Welborn Transport in 1997. The Company funded these purchases using its working capital.

         The Company believes that the availability of credit under its line of credit, together with internally generated cash, will be adequate to finance its operations and anticipated capital expenditures through fiscal year 2001. Over the long term, the Company will continue to have significant capital needs that may require it to seek additional borrowings or equity capital. The availability of debt financing or equity capital will depend on prevailing market conditions, the market price of its common stock, and other factors over which the Company has no control, as well as the Company's financial condition and results of operations.

FUEL PRICE TREND

         Diesel fuel prices, while higher during the first six months of 2001 compared with the same period last year, continued to stabilize in the second quarter. If fuel costs remain at their current high levels for an extended period of time or increase further, they may have a material adverse effect on the financial condition and business operations of the Company. Additionally, higher fuel costs also may have a material adverse effect on the Company's efforts to build a base of owner/operators, expand its pool of available trucks and diversify its operations. Higher fuel costs dilute the financial incentive for owner/operators, who are typically paid a flat rate per mile. The diminishing number of owner/operators further affects the Company's financial condition - and therefore compounds the direct impact of higher fuel costs - because each owner/operator that leaves the Company's Boyd Bros. division also leaves behind a power unit that must then be absorbed into the Company's fleet. As a result, each of these trucks can no longer be recorded as a variable expense that is related to a contractual rate per mile, incurred only if freight is moved, but must instead be recorded as a company-owned truck with indirect costs of ownership, such as depreciation, maintenance and capital expenses. As a result, the continuing higher fuel costs may lead to empty trucks, diminished fleet efficiency, and reduced revenue potential.

FORWARD-LOOKING STATEMENTS

           Certain of the above statements contained herein under the caption "Management's Discussion and Analysis Financial Conditions and Result of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, business conditions and growth in the economy, including the transportation and construction sectors in particular, competitive factors, including price pressures and the ability to recruit and retain qualified drivers, the ability to control internal costs, particularly fuel costs which have continued to rise materially during the first half of 2001 and which may or may not be not passed on to the Company's customers, departures and defaults by owner-operators, the cost of complying with governmental regulations that are applicable to the Company, insurance and safety-related costs, potential bad debts on accounts receivable, the Company's ability to obtain additional waivers from its creditors in connection with any further non-compliance with loan agreement covenants or the Company's ability to obtain credit on terms acceptable to it, and other factors referenced elsewhere herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to interest rate risk due to its long-term debt, which at June 30, 2001 bore interest at rates ranging from 1.00% to 1.75% above the bank's LIBOR rate. Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, the Company has estimated the fair value of its long-term debt approximates its carrying value, using a discounted cash flow analysis based on borrowing rates available to the Company. The effect of a hypothetical 10% increase in interest rates would increase the estimated fair value of the Company's long-term debt by approximately $550,000. Management believes that current working capital funds are sufficient to offset any adverse effects caused by changes in the interest rates.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 15, 2001, the Company held its 2001 annual meeting of stockholders. A total of 2,734,553 shares, or 94% of the Company's outstanding shares, were represented at the meeting either in person or by proxy.

         Two directors were nominated by the Company's Board of Directors to serve new three-year terms. These nominees, and the voting results for each, are listed below:

                                Term Expires          For              Withheld
                                ------------          ---              --------
Dempsey Boyd                       2004            2,676,578            57,975
Boyd Whigham                       2004            2,677,578            56,975

         Incumbent directors not standing for election at the 2001 annual meeting of stockholders and whose terms continued after the meeting were:

                                Term Expires
                                ------------
Richard C. Bailey                   2002
Stephen J. Silverman                2002
J. Mark Dunning                     2002
J. Larry Baxter                     2003
Gail B. Cooper                      2003
Miller Welborn                      2003

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
         None

(b) Reports on Form 8-K
         No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Boyd Bros. Transportation Inc.
                                                  (Registrant)



        Date: August 17, 2001                    /s/ Richard C. Bailey
                                                 ---------------------
                                      Richard C. Bailey, Chief Financial Officer
                                              (Principal Accounting Officer)