Form 10-Q
period 2001-09-30
BOYD BROS TRANSPORTATION INC
filed 2001-11-14
CIK 920907

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________________  to  ____________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 14, 2001.

Common Stock, $.001 Par Value                                     2,783,086
-----------------------------                                     ---------
           (Class)                                           (Number of Shares)

                                      INDEX

                                                                                PAGE
                                                                               NUMBER
Part I.  Financial Information

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets
                           September 30, 2001 and December 31, 2000               3

                  Consolidated Statements of Income
                           Three- and Nine-month Periods Ended September 30,
                           2001 and 2000                                          5

                  Consolidated Statements of Cash Flows
                           Nine-month Periods Ended September 30, 2001 and 2000   6

                  Notes to Consolidated Financial Statements                      7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                            10

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk     15

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K                               15

Signatures                                                                       16

                         BOYD BROS. TRANSPORTATION INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                              SEPT. 30,       DEC. 31,
                                                                                2001            2000
                                                                            ------------    ------------
                                                                             (UNAUDITED)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                              $  1,038,180    $  1,273,281
     Marketable securities                                                       250,000         250,000
     Accounts receivable:
         Trade and interline                                                  13,626,677      10,907,099
         Other                                                                   132,746         690,212
     Current portion of net investment in sales-type leases                    1,637,759       1,562,329
     Income tax receivable                                                       330,858       1,954,786
     Parts and supplies inventory                                                594,296         431,967
     Prepaid tire expense                                                         41,684         282,915
     Other prepaid expenses                                                    2,614,978       1,606,814
     Deferred income taxes                                                       919,811         919,811
                                                                            ------------    ------------
         Total current assets                                                 21,186,989      19,879,214
                                                                            ------------    ------------
PROPERTY AND EQUIPMENT:
     Land and land improvements                                                2,766,467       2,263,326
     Buildings                                                                 7,635,280       2,927,611
     Revenue equipment                                                        70,459,869      76,637,858
     Other equipment                                                          11,589,962      11,781,884
     Leasehold improvements                                                      384,884         384,884
     Construction in progress                                                         --       5,090,631
                                                                            ------------    ------------
         Total                                                                92,836,462      99,086,194
     Less accumulated depreciation and
         amortization                                                         36,975,194      32,348,826
                                                                            ------------    ------------
         Property and equipment, net                                          55,861,268      66,737,368
                                                                            ------------    ------------
OTHER ASSETS:
     Net investment in sales-type leases                                       4,152,702       2,908,691
     Goodwill                                                                  3,508,396       3,676,246
     Deposits and other assets                                                   488,128         454,739
     Revenue equipment available for lease                                     1,132,941       1,395,865
                                                                            ------------    ------------
         Total other assets                                                    9,282,167       8,435,541
                                                                            ------------    ------------
TOTAL                                                                       $ 86,330,424    $ 95,052,123
                                                                            ============    ============


See notes to consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                           CONSOLIDATED BALANCE SHEETS



                                                                              SEPT. 30,       DEC. 31,
                                                                                2001            2000
                                                                            ------------    ------------
                                                                             (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt                                   $ 13,585,084    $ 13,534,198
     Line of credit                                                              177,938       1,049,831
     Accounts payable - trade and interline                                    4,437,678       2,575,676
     Accrued liabilities:
         Self-insurance claims                                                 2,836,501       2,510,396
         Salaries and wages                                                      654,783         505,181
         Other                                                                 1,210,760       1,184,493
                                                                            ------------    ------------
         Total current liabilities                                            22,902,744      21,359,775

LONG-TERM DEBT                                                                23,957,505      33,322,377

DEFERRED INCOME TAXES                                                         13,187,549      13,187,549
                                                                            ------------    ------------
         Total liabilities                                                    60,047,798      67,869,701
                                                                            ------------    ------------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value - 1,000,000
         shares authorized; no shares issued and
         outstanding                                                                 --              --
     Common stock, $.001 par value - 10,000,000
         shares authorized; 4,069,040
         shares issued and 2,783,086 shares outstanding                            4,070           4,070
     Treasury Stock at cost, 1,285,954 shares (2001) and 1,118,746 (2000)     (9,220,126)     (8,137,959)
     Additional paid-in capital                                               16,864,622      16,864,622
     Retained earnings                                                        18,634,060      18,451,689
                                                                            ------------    ------------
         Total stockholders' equity                                           26,282,626      27,182,422
                                                                            ------------    ------------
TOTAL                                                                       $ 86,330,424    $ 95,052,123
                                                                            ------------    ------------


See notes to consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                       THREE MONTHS ENDED SEPT. 30,     NINE MONTHS ENDED SEPT. 30,
                                           2001            2000            2001            2000
                                       ------------    ------------    ------------    ------------
                                                (UNAUDITED)                     (UNAUDITED)
OPERATING REVENUES                     $ 32,457,010    $ 31,202,168    $ 94,386,035    $ 97,628,842
                                       ------------    ------------    ------------    ------------
OPERATING EXPENSES:
     Salaries, wages and
         employee benefits                9,743,527      10,102,502      30,207,523      29,387,099
     Cost of independent contractors      8,490,937       8,199,349      22,655,407      28,089,723
     Fuel                                 3,632,761       3,824,129      11,586,663      10,602,686
     Operating supplies                   3,196,604       3,204,674       9,151,838       8,531,645
     Taxes and licenses                     639,862         640,173       1,617,997       2,218,878
     Insurance and claims                 1,769,989       1,573,705       5,295,495       5,139,393
     Communications and utilities           304,700         378,978       1,069,706       1,156,871
     Depreciation and amortization        3,043,832       2,768,578       9,326,184       8,556,193
     Gain on disposition of
         property and equipment, net        (10,024)       (682,590)       (591,792)     (1,100,251)
     Other                                  664,390         296,539       1,461,463       1,351,709
                                       ------------    ------------    ------------    ------------
     Total operating expenses            31,476,578      30,306,037      91,780,484      93,933,946
                                       ------------    ------------    ------------    ------------
OPERATING INCOME                            980,432         896,131       2,605,551       3,694,896
                                       ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSES):
     Interest income                         14,946          24,972          47,845          70,030
     Interest expense                      (593,362)       (993,485)     (2,139,453)     (2,959,213)
     Other income                                --              --              --              --
                                       ------------    ------------    ------------    ------------
     Other expenses, net                   (578,416)       (968,513)     (2,091,608)     (2,889,183)
                                       ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE PROVISION FOR
     INCOME TAXES                           402,016         (72,382)        513,943         805,713

PROVISION (BENEFIT) FOR INCOME TAXES        171,806          (7,278)        293,925         431,102
                                       ------------    ------------    ------------    ------------
NET INCOME (LOSS)                      $    230,210    $    (65,104)   $    220,018    $    374,611
                                       ------------    ------------    ------------    ------------
NET INCOME (LOSS) PER SHARE
      (Basic and Diluted)              $       0.08    $      (0.02)   $       0.08    $       0.12
                                       ------------    ------------    ------------    ------------
WEIGHTED AVERAGE SHARES
     OUTSTANDING                          2,794,140       3,000,223       2,855,465       3,128,890
                                       ------------    ------------    ------------    ------------


See notes to consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                NINE MONTHS ENDED SEPT. 30,
                                                                                   2001             2000
                                                                               ------------    ------------
                                                                                        (UNAUDITED)
OPERATING ACTIVITIES:
     Net income                                                                $    220,018    $    374,611
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                                            9,326,184       8,556,193
         Net effect of sales - type leases on cost of independent contractors      (742,392)       (755,059)
         Gain on disposal of property and equipment, net                           (591,792)     (1,100,251)
         Changes in assets and liabilities provided (used) cash:
             Accounts receivable                                                 (2,162,111)        (59,124)
             Refundable income taxes                                              1,623,928              --
             Other current assets                                                  (929,260)             --
             Deposits and other assets                                              (33,389)       (359,371)
             Accounts payable - trade and interline                               1,861,999       1,208,530
             Accrued liabilities and other current liabilities                      501,973        (566,625)
                                                                               ------------    ------------
                Net cash provided by operating activities                         9,075,158       7,298,904
                                                                               ------------    ------------

INVESTING ACTIVITIES:
     Payments received on sales type leases                                       2,557,166       2,833,677
     Capital expenditures:
         Revenue equipment                                                       (1,400,293)    (16,178,794)
         Other equipment                                                           (244,478)     (1,112,124)
     Construction in process                                                       (107,040)             --
     Proceeds from disposals of property and equipment                            1,152,432       5,304,344
                                                                               ------------    ------------
                Net cash provided by (used in) investing activities               1,957,787      (9,152,897)
                                                                               ------------    ------------
FINANCING ACTIVITIES:
     Purchase of treasury stock, net                                             (1,082,166)     (1,964,340)
     (Repayments on) proceeds from line of credit, net                             (871,893)      2,500,000
     Proceeds from long-term debt                                                   391,047      10,575,018
     Principal payments on long-term debt                                        (9,705,034)     (9,854,057)
                                                                               ------------    ------------
                Net cash (used in) provided by financing activities             (11,268,046)      1,256,621
                                                                               ------------    ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                            (235,101)       (597,372)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  1,273,281       1,006,826
                                                                               ------------    ------------
BALANCE AT END OF PERIOD                                                       $  1,038,180    $    409,454
                                                                               ------------    ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash (received) paid during the year for:
     Income taxes, net of refunds                                              $    (43,484)   $  1,088,928
                                                                               ------------    ------------
     Interest                                                                  $  2,128,021    $  2,959,213
                                                                               ------------    ------------
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:

     Net investment in sales-type leases                                       $    828,091    $    585,620
                                                                               ------------    ------------


See notes to consolidated financial statements.

                         BOYD BROS. TRANSPORTATION INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in compliance with Form 10-Q instructions and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements reflect all adjustments, including those of normal recurring nature, necessary to present fairly the results of the reported interim periods. The statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Company's latest annual report on Form 10-K.

2.  PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Boyd Bros. and its wholly owned subsidiary, WTI Transport, Inc. (f/k/a Welborn Transport, Inc.) ("WTI Transport"). Boyd Bros. and WTI Transport are referred to herein collectively as the "Company". All significant intercompany balances, transactions and stockholdings have been eliminated.

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

4.  CAPITAL TRANSACTIONS

         In February 1999, the Company's Board of Directors authorized a program under which the Company may purchase up to 600,000 shares of its common stock in open market or negotiated transactions. During the first nine months of 2001, the Company did not purchase any shares under this program. However, the Company purchased 174,152 shares of its common stock during this period from two related parties for $1,131,988 in accordance with terms of the acquisition agreement pursuant to which the Company acquired WTI Transport in 1997.

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

         The Company is currently evaluating the impact of adopting the new accounting standards on its consolidated financial statements and has not yet determined the ultimate impact of the new standards. Goodwill amortization expense for the third quarter and first nine months of 2001 was approximately $55,950 and $167,850, respectively.

         In June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 will become effective for the Company on January 1, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. Management is in the process of evaluating the impact this standard will have on the Company's financial statements.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is in the process of evaluating the impact this standard will have on the Company's financial statements.

7.  DEBT

         As of September 30, 2001, the Company was not in compliance with certain financial covenant ratio requirements imposed by its credit agreement with AmSouth Bank, which are measured as of June 30 and December 31 of each year. In November 2001, AmSouth Bank executed a waiver in favor of the Company which waives the Company's compliance with these covenant requirements until December 31, 2001. There can be no assurance that the Company will be able to comply with these covenants in the future or that the Company's lenders will provide any additional waivers with respect to any such noncompliance. If the Company cannot obtain such additional waivers, the lenders may exercise their remedies under the applicable loan agreements, which may have a material adverse effect on the Company's financial condition.

         During the third quarter of 2001, the Company and one of its major lenders consolidated all of its term notes maturing among various years into one master note. The principal payments are due equally over 60 months and the interest is LIBOR based and is adjusted quarterly.

8. MAJOR CUSTOMER AND CONCENTRATION OF CREDIT RISK

         During the second quarter of 2001, the Company learned that a significant customer had filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company derived approximately 11% of its operating revenues in the first nine months of 2001, and less than 10% of its fiscal 2000 operating revenues, from this customer. During the third quarter of 2001, the Company collected approximately $850,000 of the approximately $900,000 of pre-petition debt from this customer. There can be no assurance that the Company will be able to retain this customer or, if so, that the Company will be able to maintain the level of annual revenues it has received from the customer in the past. If the Company is unable to retain the customer, or if the revenues the Company derives from its business with this customer declines materially, such events could have a material adverse effect on the Company's results of operations and financial condition.

9.   SEGMENT INFORMATION

         The Company has two reportable segments: Boyd Bros. and WTI Transport. The Boyd Bros. division is a flatbed carrier that hauls primarily steel and building products, throughout most of the continental United States, and operates 760 trucks. Boyd Bros. had 564 company drivers and 196 owner-operators as of September 30, 2001. The WTI Transport division is a flatbed carrier that hauls steel and roofing products, primarily in the eastern two-thirds of the United States, and operates 210 trucks. WTI Transport had 49 company drivers and 161 owner-operators as of September 30, 2001. The accounting policies of the segments are the same as those described in the summary of accounting policies. Segment reporting information for the three-month periods ended September 30, 2001 and 2000, and also the nine-month periods then ended, is as follows:

RESULTS OF OPERATIONS

     Three Months Ended September 30, 2001
                                                                              WTI        Intersegment
                                                              Boyd         Transport     Eliminations       Total
         Operating revenues                              $ 27,267,248     $  5,189,762     $      --     $32,457,010
         Operating expenses                                26,371,834        5,104,744            --      31,476,578
         Operating income                                     895,416           85,018            --         980,434
         Operating ratio                                         96.7%            98.4%           --            97.0%

     Three Months Ended September 30, 2000
                                                                              WTI        Intersegment
                                                              Boyd         Transport     Eliminations       Total
         Operating revenues                              $ 25,950,957     $  5,302,859     $ (51,648)    $31,202,168
         Operating expenses                                25,082,958        5,263,914       (40,835)     30,306,037
         Operating income                                     866,636           38,945       (10,813)        894,768
         Operating ratio                                         96.7%            99.3%                         97.1%

     Nine Months Ended September 30, 2001
                                                                              WTI        Intersegment
                                                              Boyd         Transport     Eliminations       Total
         Operating revenues                              $ 79,725,127     $ 14,772,544     $(111,636)    $94,386,035
         Operating expenses                                77,039,633       14,852,487      (111,636)     91,780,484
         Operating income                                   2,685,494          (79,943)           --       2,605,551
         Operating ratio                                         96.6%           100.5%                         97.2%

     Nine Months Ended September 30, 2000
                                                                              WTI        Intersegment
                                                              Boyd         Transport     Eliminations       Total
         Operating revenue                               $ 77,135,211     $ 20,672,263     $(178,632)    $97,628,842
         Operating expenses                                73,190,405       20,894,639      (151,098)     93,933,946
         Operating income                                   3,944,806         (222,376)      (27,534)      3,694,896
         Operating ratio                                         94.9%           101.1%           --            96.2%

IDENTIFIABLE ASSETS

     As of September 30, 2001
                                                                              WTI
                                                              Boyd         Transport                        Total
         Cash and cash equivalents                       $    223,729     $    814,451                   $ 1,038,180
         Property and equipment                            51,413,429        4,447,839                    55,861,268
         Goodwill (net of amortization expense)                    --        3,508,396                     3,508,396
         Long-term debt (including current maturities)     35,804,215        1,738,373                    37,542,588

     As of December 31, 2000
                                                                              WTI
                                                              Boyd         Transport                        Total
         Cash and cash equivalents                       $    (44,234)    $  1,317,515                   $ 1,273,281
         Property and equipment                            62,137,993        4,599,375                    66,737,368
         Goodwill (net of amortization expense)                    --        3,676,246                     3,676,246
         Long-term debt (including current maturities)     43,451,096        3,405,479                    46,856,575

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the attached interim consolidated financial statements and with the Company's 2000 Annual Report to Stockholders, which included audited financial statements and notes thereto for the fiscal year ended December 31, 2000, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

         The Company, headquartered in Clayton, Alabama, is a flatbed truckload carrier that has two reportable segments: Boyd Bros. and WTI Transport. The Boyd Bros. division operates throughout most of the continental United States, hauling steel and building products. The WTI Transport division hauls steel and roofing products, primarily in the eastern two-thirds of the United States. The Company typically serves high-volume, time-sensitive shippers that demand time definite delivery.

         Historically, the Company has owned its revenue equipment and operated through company drivers. The Company's expansion in the past, therefore, has required significant capital expenditures that have been funded through secured borrowings. During 1997, as a strategy to expand the Company's potential for growth, the Company began adding owner/operators to its fleet. The Company then accelerated the implementation of this strategy in December 1997 with the acquisition of Welborn Transport, Inc., which specializes in short-haul routes using a largely owner/operator fleet. As of September 30, 2001, the Company's fleet totaled 970 power units, of which 357 or about 37% were owner-operated.

RESULTS OF OPERATIONS

Quarterly Review

         The Company's results of operations for the third quarter reflected a continuation of generally weak freight conditions, which have affected the Company's fleet efficiency, combined with high operating costs, particularly for depreciation and bad debt expense. Nevertheless, load counts continued to show improvement in the third quarter compared with the market low point experienced in late 2000 and early 2001. This improvement, combined with the Company's efforts to reduce certain operating costs, and lower prevailing interest rates, helped offset the impact of the increase in depreciation and bad debt expense and allowed the Company to continue to be profitable in the third quarter of 2001.

         The Company's total operating revenues increased $1,254,842 or 4.0% to $32,457,010 for the quarter ended September 30, 2001, compared with $31,202,168 for the same period in 2000. This change in total operating revenues reflected an increase of $1,316,291 or 5.1% in the Boyd division and a decrease of $113,097 or 2.1% at the WTI Transport division.

         Total operating expenses increased $1,169,176 or 3.9% to $31,476,576 for the third quarter compared with $30,307,400 for the same three months ended September 30, 2000. The increase in the Company's operating expenses, which were attributable primarily to the Boyd division, were due largely to increases in depreciation and amortization, reduced gains on sale of property, plant and equipment, and higher other expense including bad debt expense, which were partially offset by lower fuel cost.

         Depreciation and amortization increased $275,254 or 9.9% to $3,043,832 from $2,768,578 in the third quarter of 2000. As a percentage of operating revenues, depreciation and amortization increased to 9.4% from 8.9%. The increase in depreciation and amortization for the quarter was primarily associated with the Boyd division, which during the past year has converted some owner-operated tractors that were subject to lease/purchase arrangements to company-owned power units. The increase also reflected the completion of the new Boyd terminal that was put into service during the first quarter of 2001.

         Gain on disposition of property and equipment, net declined $672,566 or 98.5% to $10,024 from $682,590 in the third quarter of 2000. As a percentage of operating revenues, gain on disposition of property and equipment, net declined to 0.0% from 2.2%. The lower gains again related almost entirely to the Boyd division because it operates primarily with company-owned power units, reflected lower trade-in activity and depressed trade-in values for used tractors.

         Other expense increased $366,489 or 123.0% to $664,390 from $297,901 in the third quarter of 2000. As a percentage of operating revenues, other expense increased to 2.0% from 1.0%. The increase in other expense related to an increase in bad debt reserves associated with Chapter 11 bankruptcy filings by two of the Company's biggest customers this year.

         Offsetting these increases to some extent, fuel costs declined $191,369 or 5.0% to $3,632,760 from $3,824,129 in the third quarter of 2000. However, fuel costs continue to represent a large portion of the Company's operating expense, representing 11.2% of operating revenues -- a decline from 12.3% for the same period last year. The majority of the decline in third quarter fuel costs related to the Boyd division, which operates using largely company-owned power units (the Company does not incur direct fuel costs for owner-operated power units). The WTI Transport division, while still relying primarily on owner-operators, also experienced an increase in overall fuel costs for the period due to an increase in the number of company drivers over the same period last year.

         As a net result of higher operating revenues for the third quarter, offset to some extent by higher operating expenses, the Company's operating income for the period increased $85,664 or 9.6% to $980,432 from $894,768 for the same period in 2000. The Company's operating ratio for the third quarter of 2001 was 97.0% compared with 97.1% for the same period in 2000. For the Boyd division, the operating ratio was 96.7% in the third quarter versus 96.7% in the year-earlier period. For the WTI Transport division, the operating ratio was 98.4% in the third quarter versus 99.3% in the year-earlier period.

         Combined with higher operating income for the third quarter of 2001 compared with the same period last year, the Company achieved higher net income for the period because of lower interest expense. Interest expense for the third quarter declined $412,044 or 41.5% to $581,441 from $993,485 in the third quarter of 2000. As a percentage of operating revenues, interest expense declined to 1.8% from 3.2%. Most of the Company's revenue equipment financing is associated with the Boyd division because of its larger company-owned fleet, thus most of the decline in interest expense for the third quarter related to the Boyd division and reflected both lower debt levels and a lower LIBOR rate on borrowed funds.

         The effective tax rate for the three-month period ended September 30, 2001, was 43%. This differs from the statutory tax rate primarily due to non-deductibility of amortization expense for tax purposes on goodwill.

Year-to-date Review

         Operating revenues declined $3,242,807 or 3.3% to $94,386,035 in the nine-month period ended September 30, 2001, compared with $97,628,842 in the same period in 2000. This change in total operating revenues reflected an increase of 3.4% in the Boyd division, which was more than offset by a decline of 28.5% at the WTI Transport division (both before intersegment eliminations). As with the third quarter, the decline in WTI Transport's operating revenues, and to some extent the increase in operating revenues for the Boyd division for the year-to-date period, reflected the closing of Welborn's brokerage company in the last half of 2000 and the subsequent resumption of this business at the Boyd division. Aside from the shift in this brokerage business from one division to the other, the Company's operating revenues for the first nine months of 2001 were adversely affected by ongoing soft freight conditions, although those conditions improved in the third quarter from the second.

         Total operating expenses declined $2,153,462 or 2.3% to $91,780,484 for the year-to-date period ended September 30, 2001, compared with $93,933,946 for the first nine months of 2000. The change in the Company's operating expenses reflected primarily higher expenses for salaries, wages and employee benefits, fuel, operating supplies, depreciation and amortization, and other expense, together with reduced gains on the disposition of property and equipment, net, which were more than offset primarily by lower cost of independent contractors and lower taxes and licenses.

         Salaries, wages and employee benefits increased $820,424 or 2.8% to $30,207,523 from $29,387,099 in the first nine months of 2001. As a percentage of operating revenues, salaries, wages and benefits increased to 32.0% from 30.1%. The increase in this expense category was completely associated with the Boyd division, where higher salaries, wages and employee benefits more than offset a small decline experienced in the WTI Transport division. The increase at the Boyd division was due to an increase in the number of company drivers (as many owner-operators converted to this status during the past year) and non-driver associates, and to a lesser extent it also reflected the shift of brokerage operations to the Boyd division.

         Fuel costs increased $983,977 or 9.3% to $11,586,663 from $10,602,686 in the first nine months of 2000. As a percentage of operating revenues, fuel costs increased to 12.3% from 10.9%. While fuel costs were up significantly in both divisions, the majority of the Company's increased fuel costs for the first nine months of 2001 related to the Boyd division, which operates using largely company-owned power units (the Company does not incur direct fuel costs for owner-operated power units) and reflected primarily the higher level of per-gallon fuel prices during the first nine months of the year and a decline in the fleet fuel consumption efficiency. The WTI Transport division, while still relying primarily on owner-operators, also experienced higher overall fuel costs for the period as it increased the number of company drivers over the same period last year.

         Operating supplies expense increased $620,193 or 7.3% to $9,151,838 from $8,531,645 in the first nine months of 2000. As a percentage of operating revenues, operating supplies increased to 9.7% from 8.7%. The increase in operating supplies for the 2001 year-to-date period was entirely related to the Boyd division, which more than offset a decline in operating supplies at the WTI Transport division. The higher amount of operating supplies at the Boyd division reflected higher tire costs and overall higher maintenance costs associated with the aging of its company-owned fleet.

         Depreciation and amortization increased $769,991 or 9.0% to $9,326,184 from $8,556,193 in the first nine months of 2000. As a percentage of operating revenues, depreciation and amortization increased to 9.9% from 8.8%. The increase in depreciation and amortization for the first nine months of 2001 was primarily associated with the Boyd division, which during the past year has converted some owner-operated tractors that were subject to lease/purchase arrangements to company-owned power units. The increase also reflected the completion of the new Boyd terminal that was put into service during the first quarter of 2001.

         Other expense increased $109,754 or 8.1% to $1,461,463 from $1,351,709 in the first nine months of 2000. As a percentage of operating revenues, other expense increased to 1.5% from 1.4%. The increase in other expense reflected an increase in bad debt reserves for the Boyd division associated with Chapter 11 bankruptcy filings by one of the Company's biggest customers this year, offset to some extent by lower costs in the WTI Transport division, which experienced lower bad debt expense and increased recoveries of bad debts previously written off, together with lower advertising costs.

         Gain on disposition of property and equipment, net declined $508,459 or 46.2% to $591,792 from $1,100,251 in the first nine months of 2000. As a percentage of operating revenues, gain of disposition of property and equipment, net declined to 0.6% from 1.1%. The increased gains for the current year period reflected the sale of a Company owned aircraft during the first quarter of 2001, offset by lower gains at the Boyd division due to depressed trade-in values for used tractors and lower trade in activity.

         As mentioned, several expense categories improved during the first nine months of 2001 compared with the same period last year, more than offsetting the increased cost pressures described above. The largest of these was the cost of independent contractors which declined $5,434,316 or 19.3% to $22,655,407 from $28,089,723 in the first nine months of 2000. As a percentage of operating revenues, cost of independent contractors declined to 24.0% from 28.8%. The decline in the cost of independent contractors was primarily associated with the WTI Transport division, which has a higher proportion of owner-operators than company drivers. These lower costs reflected a general decline in the number of owner-operators over the past year as many of independent drivers have exited the business or converted to company drivers, either with the Company or with other trucking companies, due to higher prevailing fuel costs that have severely reduced the profit potential of being an owner-operator.

         Taxes and licenses also declined $600,881 or 27.1% to $1,617,997 from $2,218,878 in the first nine months of 2000. As a percentage of operating revenues, taxes and licenses declined to 1.7% from 2.3%. The decline in taxes and licenses reflected a reduction in the Company's fleet size over the past year, particularly at the WTI Transport division, and declining values used to license and permit tractors.

         As a net result of lower operating revenues for the first nine months of 2001, offset to some extent by lower operating expenses, the Company's operating income for the period declined $1,089,345 or 29.5% to $2,605,551 from $3,694,896 for the same period in 2000. The Company's operating ratio for the first nine months of 2001 was 97.2% compared with 96.2% for the same period in 2000. For the Boyd division, the operating ratio was 96.6% in the first nine months versus 96.2% in the year-earlier period. For WTI Transport division, the operating ratio was 100.5% in the first nine months versus 101.1% in the year-earlier period.

         Interest expense for the first nine months of 2001 declined $819,761 or 27.7% to $2,139,453 from $2,959,214 in the first nine months of 2000. As a percentage of operating revenues, interest expense declined to 2.8% from 3.0%. Most of the Company's revenue equipment financing is associated with the Boyd division because of its larger company-owned fleet, thus most of the decline in interest expense for the first nine months of 2001 related to the Boyd division and reflected both lower debt levels and a lower LIBOR rate on borrowed funds.

         The effective tax rate for the nine-month period ended September 30, 2001, was 58%. This differs from the statutory tax rate primarily due to non-deductibility of amortization expense for tax purposes on goodwill.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements are for capital expenditures and operating expenses, including labor costs, fuel costs and operating supplies. Historically, the Company's primary sources of cash have been from operations and bank borrowings. Net cash flow provided by operating activities was $9,075,158 during the first nine months of 2001, compared with $7,298,904 during the same period in 2000.

         Accounts receivable - trade and interline increased $2,719,577 or 24.9% to $13,626,676 at September 30, 2001, from $10,907,099 at December 31, 2000.
Accounts receivable represented 15.8% of total assets compared with 11.5% of total assets at December 31, 2000. The number of days of revenue in accounts receivable at September 30, 2001, was 38.6 compared with 31.4 at December 31, 2000. During the first quarter of 2001 the Company received approximately $1,600,000 for income tax refunds for taxes paid during the year ended December 31, 2000. Accounts payable increased due to the timing of payment of invoices and also the day of the week the month ended. Accrued liabilities increased due to the Company increasing its' retention per occurrence ($500,000 per claim) for liability claims beginning on July 1, 2001.

         During the second quarter of 2001, the Company learned that a significant customer had filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company derived approximately 11% of its operating revenues in the first nine months of 2001, and less than 10% of its fiscal 2000 operating revenues, from this customer. During the third quarter of 2001, the Company collected approximately $850,000 of the approximately $900,000 of pre-petition debt from this customer. There can be no assurance that the Company will be able to retain this customer or, if so, that the Company will be able to maintain the level of annual revenues it has received from the customer in the past. If the Company is unable to retain the customer, or if the revenues the Company derives from its business with this customer declines materially, such events could have a material adverse effect on the Company's results of operations and financial condition.

The Company reserves for bad debts that are related to the sale-leaseback transactions with its owner-operators. Bad debt expense on such leases for the quarter ended September 30, 2001 was $973,040 compared with $185,440 for the same period in 2000 and bad debt expense for the nine months ended September 30, 2001 was $1,670,963 compared to $964,965 for the same time period in 2000.

         The Company's bank debt relates largely to its revenue equipment, although a portion was incurred for the recent construction of a new terminal in Birmingham, Alabama. The construction loan was converted to a term loan in January 2001. The Company's bank debt bears interest ranging from LIBOR plus 1.25% to LIBOR plus 2.75%, all payable in monthly installments and with maturities through November 2004 (January 2021 for the terminal loan). The bank debt is collateralized by revenue equipment and the real property related to the Birmingham terminal. During the third quarter of 2001 the Company and one of its major lenders consolidated all of its term notes maturing among various years into one master note. The principal payments are due equally over 60 months and the interest is LIBOR based and adjusted quarterly. The Company also has one line of credit totaling $2,500,000, bearing interest at the bank's 30-day LIBOR rate plus 2.25%. As of September 30, 2001, the Company had outstanding borrowings on this line of credit totaling $177,938.

         As of September 30, 2001, the Company was not in compliance with certain financial covenant ratio requirements imposed by its credit agreement with AmSouth Bank, which are measured as of June 30 and December 31 of each year. In November 2001, AmSouth Bank executed a waiver in favor of the Company which waives the Company's compliance with these covenant requirements until December 31, 2001. There can be no assurance that the Company will be able to comply with these covenants in the future or that the Company's lenders will provide any additional waivers with respect to any such noncompliance. If the Company cannot obtain such additional waivers, the lenders may exercise their remedies under the applicable loan agreements, which may have a material adverse effect on the Company's financial condition.

         During the first nine months of 2001, the Company purchased 87,076 shares of its common stock from each of Miller Welborn, the Vice Chairman of the Company, and Steven Rumsey, the Chief Executive Officer of WTI Transport division, for an aggregate purchase price of $1,131,988 at a price per share of $6.50 in accordance with the terms of the acquisition agreement pursuant to which the Company acquired WTI Transport in 1997. The Company funded these purchases using its working capital.

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

FUEL PRICE TREND

         Diesel fuel prices, while higher during the first nine months of 2001 compared with the same period last year, continued to stabilize in the third quarter. If fuel costs remain at their current high levels for an extended period of time or increase further, they may have a material adverse effect on the financial condition and business operations of the Company. Additionally, higher fuel costs also may have a material adverse effect on the Company's efforts to build a base of owner-operators, expand its pool of available trucks and diversify its operations. Higher fuel costs dilute the financial incentive for owner-operators, who are typically paid a flat rate per mile. The diminishing number of owner-operators further affects the Company's financial condition - and therefore compounds the direct impact of higher fuel costs - because each owner/operator that leaves the Company's Boyd Bros. division also leaves behind a power unit that must then be absorbed into the Company's fleet. As a result, each of these trucks can no longer be recorded as a variable expense that is related to a contractual rate per mile, incurred only if freight is moved, but must instead be recorded as a company-owned truck with indirect costs of ownership, such as depreciation, maintenance and capital expenses. As a result, continuing high fuel costs may lead to additional empty trucks, diminished fleet efficiency, and reduced revenue potential.

FORWARD-LOOKING STATEMENTS

         Certain of the above statements contained herein under the caption "Management's Discussion and Analysis Financial Conditions and Result of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, business conditions and growth in the economy, including the transportation and construction sectors in particular, competitive factors, including price pressures and the ability to recruit and retain qualified drivers, the ability to control internal costs, departures and defaults by owner-operators, the cost of complying with governmental regulations that are applicable to the Company, insurance and safety-related costs, potential bad debts on accounts receivable, the Company's ability to obtain additional waivers from its creditors in connection with any further non-compliance with loan agreement covenants or the Company's ability to obtain credit on terms acceptable to it, and other factors referenced elsewhere herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to interest rate risk due to its long-term debt, which at September 30, 2001 bore interest at rates ranging from 1.00% to 2.75% above the bank's LIBOR rate. Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, the Company has estimated the fair value of its long-term debt approximates its carrying value, using a discounted cash flow analysis based on borrowing rates available to the Company. The effect of a hypothetical 10% increase in interest rates would increase the estimated fair value of the Company's long-term debt by approximately $400,000. Management believes that current working capital funds are sufficient to offset any adverse effects caused by changes in the interest rates.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 Restated Credit and Security Agreement by and between the Company and Amsouth Bank dated May 1, 2001.
         10.2 Security Agreement dated May 1, 2001 by and between WTI Transport, Inc. and Amsouth Bank
         10.3 Security Agreement dated May 1, 2001 by and between Boyd Bros. Transportation Inc. and Amsouth Bank
         10.4 August 2001 waiver between Compass bank and Boyd Bros. Transportation Inc.
         10.5 November 2001 waiver between Amsouth bank and Boyd Bros. Transportation Inc.

(b)      Reports on Form 8-K

         1) Item 4. Changes in Registrants Certified Accountants. Form 8-K
                    filed on September 21, 2001.

         2) Item 5. Other Events and Regulation FD Disclosure. Form 8-K filed on July 17, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Boyd Bros. Transportation Inc.
                                             (Registrant)



Date:   November 14, 2001           /s/ Richard C. Bailey
                                    --------------------------------------------
                                    Richard C. Bailey, Chief Financial Officer
                                    (Principal Accounting Officer)