Form 10-K
period 2001-12-31
BOYD BROS TRANSPORTATION INC
filed 2002-04-02
CIK 920907

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  DECEMBER 31, 2001

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

Commission file number   0-23948
                       ----------

                         BOYD BROS. TRANSPORTATION INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                     63-6006515
---------------------------------         -----------------------------------
(State or other jurisdiction of)          (I.R.S. Employer Identification No.)
incorporation or organization

   3275 HIGHWAY 30, CLAYTON, ALABAMA                      36016
----------------------------------------  -------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code   (334) 775-1400
                                                   --------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
            Title of each class                          which registered

                  NONE                                        NONE

Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK,
 $.001 PAR VALUE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [  ]

AGGREGATE MARKET VALUE OF VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES AS OF MARCH 29, 2002 $1,966,888

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      COMMON STOCK, $.001 PAR VALUE, AS OF MARCH 29, 2002: 2,708,099 SHARES

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

         Portions of the Definitive Proxy Statement related to the 2002 Annual Meeting of Stockholders in Part III, Items 10 (as related to directors), 11, 12 and 13. Portions of the Annual Report to Stockholders for the year ended December 31, 2001 in Parts II and IV.

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

         On December 8, 1997, Boyd acquired WTI Transport, Inc., ("WTI"), (f/k/a Welborn Transport, Inc.) located in Tuscaloosa, Alabama. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed, based upon their estimated fair market values at the acquisition date. WTI is operated by Boyd as a stand-alone subsidiary. References to the "Company" contained herein refer to the combined operations of Boyd and WTI. References hereinafter to "Boyd" or "WTI" describe the distinct operations of the parent and subsidiary, respectively.

         WTI provides transportation services over shorter routes than those traditionally provided by Boyd. WTI operates primarily in the southeastern United States, with an average length of haul of less than 400 miles. Management believes this enhances WTI's ability to retain quality drivers, as drivers' time away from home is minimized. WTI operated approximately 212 tractors and 296 flatbed trailers as of December 31, 2001. Owner-operators own 172 of the 212 tractors utilized by WTI. The owner-operators of these units are compensated by WTI based upon a percentage of revenue. WTI utilizes agents in some areas to solicit and book freight. During 2000, the Company closed its WTI logistics unit (this unit was reorganized and later reopened at the Boyd division) and WTI closed its specialized over-dimensional transport unit due to a slowdown in freight and a reduction in overall profitability.

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

         Premium Quality Tractors. Boyd continuously upgrades its fleet of tractors. Boyd's management believes that maintaining a young, high-quality fleet of tractors facilitates Boyd's ability to recruit and retain drivers, achieve maximum on-time reliability, maximize fuel economy and convey an image of quality to existing and potential customers. While WTI maintains a fleet of high-quality tractors, the shorter routes over which its vehicles are dispatched enables these units to be serviced more frequently. Accordingly, it has not been necessary for WTI to replace its fleet as frequently as Boyd.

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

         Boyd has written contracts with most of its customers. The contracts include, among other things, the pricing arrangements, the products that will be shipped and the specific destination points applicable to the contract. The contracts generally require the customer to use Boyd for a specified minimum amount of shipments each year and may be terminated by either party upon 30 to 60 days' written notice.

         The Company's largest 25, 10 and 5 customers accounted for approximately 41%, 24% and 16% respectively, of the Company's revenues during the year ended December 31, 2001. Many of the Company's largest 25 customers are publicly held companies. No single customer accounted for more than 10% of the Company's revenues during the years ended December 31, 2001, 2000 and 1999. Customers in the steel industry accounted for 42%, 42% and 45% of the Company's operating revenues for the years ended December 31, 2001, 2000 and 1999, respectively.

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

         Boyd conducts its operations through a network of 10 regional and satellite service centers in strategic locations in the eastern two-thirds of the United States. See "Item 2 - Properties." Boyd operates regional service centers in Clayton and Birmingham, Alabama; Springfield, Ohio; and Greenville, Mississippi. These regional service centers are supported by smaller satellite service centers, each having between one to three employees, located in Calvert City, Kentucky; Danville, Virginia; Lisbon Falls, Maine; Conley, Georgia; Walworth, Wisconsin; and Cofield, North Carolina. These service centers allow Boyd to re-dispatch equipment terminating in a given area, enhance driver recruitment and return drivers to their homes more regularly. Boyd also has arrangements to deposit trailers near various major customers or shipping locations to facilitate pre-loading of shipments and thereby increase efficiency.

         WTI's corporate offices are located in Tuscaloosa, Alabama. WTI utilizes independent agents to book freight. These agents are located in Houston, Texas; Knoxville, Tennessee; Weirton, West Virginia; Fort Myers, Florida; Clanton, Alabama; Milford, Ohio; and Dothan, Alabama.

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

         Drivers are trained in Company policies and operations, safety techniques and fuel-efficient operation of equipment. In addition, each driver must pass a rigorous road test prior to his or her assignment to a vehicle. The Company believes that experienced drivers have better safety records than new driver-school graduates, and management believes that their skills will help Boyd improve overall fleet efficiency as a result of higher utilization and historically lower maintenance costs on tractors operated by experienced drivers. As a result, beginning in February 2001, Boyd began hiring only experienced drivers and has discontinued hiring drivers directly from drivers schools. All drivers are required to participate in annual safety training and defensive driving courses for re-certification by the Company. Recognizing the importance of driver contact while drivers are on the road for extended periods, the Company maintains toll-free telephone lines and publishes a newsletter containing Company information, in addition to maintaining daily contact between dispatchers and drivers.

         Competition for qualified drivers is intense. The short- to medium-haul truckload segment of the trucking industry, including the Company, experiences significant driver and owner-operator turnover, and the Company anticipates that the intense competition for qualified drivers in the trucking industry will continue. In order to attract quality drivers, management actively pursues the services of independent owner-operators to complement its fleet.

         At December 31, 2001, the Company had 835 employees; of these, approximately 610 were Company drivers, and the balance were mechanics, other equipment maintenance personnel and support personnel, including management and administration. In addition, owner-operators accounted for the operation of approximately 362 tractors. None of the Company's employees is subject to a collective bargaining agreement, and the Company has never experienced a work stoppage. Management believes that its relationship with its employees is good.

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

         At December 31, 2001, the Company directly owned or leased through independent contractors (owner-operators) 972 tractors and 1,395 flatbed trailers. The tractors are manufactured by Freightliner and International, and the trailers are manufactured by Utility, Dorsey, Fontaines, Wabash and Great Dane.

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

         Boyd has developed load tendering and tracking capabilities. Customers are able to track the progress of their loads during transport using their own personal computer. Additionally, customers are able to book loads over the Internet. Customers submit potential loads to the appropriate regional load planner, and the load planner will then contact the customer via the Internet e-mail system to acknowledge acceptance of the load. This technological advancement enables customers to book loads routinely without having to duplicate the same paperwork again. Additionally, Boyd utilizes a software program by The LOGISTICS.COM Group that enables Boyd to review each shipping lane to determine overall profitability and also to determine which customers are the most profitable within the lane.

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

         The directors of safety for the Company continuously monitor driver performance and have final authority regarding employment and retention of drivers. The Company is committed to securing appropriate insurance coverage at cost-effective rates. The primary claims that arise in the trucking industry consist of cargo loss and damage, personal injury, property damage and workers' compensation. The Company increased its retention, per occurrence, effective July 1, 2001, for auto liability, general liability and cargo coverage. These coverages are included in one occurrence to determine if the retention has been met. The retention amounts effective July 1, 2001 are $500,000 for auto liability, general liability and cargo damage. The Company has been involved in two accidents in the first quarter of 2002 that resulted in third party fatalities. Each of these accidents, taken separately, has the potential to cause the Company to reach its total per occurrence retention amount for insurance purposes. Although no claims have been made against the Company with respect to these accidents, in the event claims are made and the Company ultimately is found to have some liability for these accidents, the Company believes that its operating cash flows and unused lines of credit would be sufficient to cover any amounts payable. The Company currently purchases excess primary and umbrella insurance coverage in amounts that management believes are adequate to supplement its retained liabilities. The Company currently has outstanding letters of credit, totaling approximately $4.5 million at December 31, 2001, to cover liability insurance claims and outstanding claims related to its previously self- insured worker's compensation program. Annual commitment fees relating to these letters of credit do not exceed 1.5% of the face amounts thereof. The Company's auto and insurance rates decreased approximately

50.0% during the second half of 2001 due to the Company increasing its retention per occurrence for auto liability, general liability and cargo damage.

FUEL

         Motor carrier service is dependent upon the availability of diesel fuel. The Company's fuel expense comprised 11.4%, 11.2% and 8.7% of revenues in 2001, 2000 and 1999, respectively. Through on-board computers, the Company continually monitors fuel usage, miles per gallon, cost per mile and cost per gallon. The Company has not experienced any difficulty in maintaining fuel supplies sufficient to support its operations. Shortages of fuel, increases in fuel prices, or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. Beginning in the second half of 1999 and continuing throughout 2000, the Company experienced significant increases in the cost of diesel fuel. Diesel fuel prices began to decrease in the fourth quarter of 2001. The Company's customer fuel surcharge reimbursement programs have historically enabled the Company to recover most of the higher fuel prices from its customers compared to normalized average fuel prices. These fuel surcharges, which automatically adjust from week to week depending on the cost of fuel, enable the Company to rapidly recoup the higher cost of fuel when prices increase. Conversely, when fuel prices decrease, fuel surcharges decrease. The Company cannot predict whether fuel prices will continue to decrease or will increase in the future or the extent to which fuel surcharges will be collected to offset such increases. As of December 31, 2001, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

         The Company maintains aboveground and underground fuel storage tanks at most of its terminals. Leakage or damage to these facilities could expose the Company to environmental clean-up costs. The tanks are routinely inspected to help prevent and detect such problems.

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

         The Federal Motor Carrier Act of 1980 commenced a program to increase competition among motor carriers and to diminish the level of regulation in the industry. Following this deregulation, applicants have more easily been able to obtain operating authority, and interstate motor carriers such as the Company have been able to implement certain rate changes without federal approval. The Motor Carrier Act also removed many route and commodity restrictions on transportation of freight. In 1995, the Interstate Commerce Commission (the "ICC") was eliminated, and the ISTB was established within the DOT. The ISTB performs all functions previously performed by the ICC. Since 1981, the Company has held authority to carry general commodities throughout the 48 contiguous states, as both a common and contract carrier.

         Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Such matters as weight and dimensions of equipment and also legal number of hours of driver operation are subject to federal and state regulation. All of the Company's drivers were required to obtain national commercial driver's licenses by April 1, 1992 pursuant to the regulations promulgated by the DOT. Also, effective in 1989, DOT regulations imposed mandatory drug testing of drivers. In addition, the Company has completed the implementation of its own ongoing drug-testing program. The DOT's national commercial driver's license and drug testing requirements have not to date adversely affected the availability of qualified drivers to the Company. DOT alcohol testing rules require certain tests, random and otherwise, for alcohol levels in drivers and other safety personnel. See "Safety and Insurance."

ENVIRONMENTAL MATTERS

         The Company's operations are subject to federal, state and local laws and regulations concerning the environment. Certain of the Company's facilities are located in historically industrial areas and, therefore, there is the possibility of environmental liability as a result of operations by prior owners as well as the Company's use of fuels and underground storage tanks at its regional service centers. Leakage or damage to these facilities could expose the Company to environmental clean-up costs. The tanks are routinely inspected to help prevent and detect such problems.

         Currently, management does not know of any environmental remediation issues or liabilities. There can be no assurance that material liabilities or expenditures will not arise from these or additional environmental matters that may be discovered, or from future requirements of law. Management does not believe these expenditures will have a material adverse effect on the Company's financial condition.

FORWARD LOOKING STATEMENTS

         Certain of the statements contained in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, identified by the words "believe," "expect," "would," "may," "might," "predict," "outlook," "typically," and words of similar import, involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risk factors include, among other things, business conditions and growth in the economy, including the transportation and construction sectors in particular, competitive factors, including price pressures and the ability to recruit and retain qualified drivers, the ability to control internal costs, particularly fuel costs that may or may not be passed on to the Company's customers, departures and defaults by owner-operators, the cost of complying with governmental regulations that are applicable to the Company, and other factors referenced elsewhere herein.

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

         The following table sets forth information regarding the location and ownership of each of Boyd's service centers and shuttle facilities:

            Clayton, AL.................................Owned, 34,000 sq. ft.
            Springfield, OH.............................Owned, 21,520 sq. ft.
            Birmingham, AL..............................Owned, 45,200 sq. ft.
            Greenville, MS..............................Owned, 1,440 sq. ft.
            Cofield, North Carolina.....................Owned, 150 sq. ft.
            Calvert City, KY............................Leased month- to-month
            Danville, VA................................Leased month- to-month
            Lisbon Falls, ME............................Leased month- to-month
            Conley, GA..................................Leased month- to-month
            Walworth, WI................................Leased month -to-month

         Additionally, WTI leases its corporate offices in Tuscaloosa, Alabama and also uses the Birmingham Terminal. Additionally WTI leases service centers located as follows:

             Atlanta, GA................................Leased


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001, either through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock of the Company is listed on The Nasdaq SmallCap Market under the symbol "BOYD". In May 2000, Nasdaq notified the Company that its Common Stock no longer met certain requirements necessary for continued listing on the Nasdaq National Market. In response to this development, the Company elected to voluntarily transfer its Common Stock from the Nasdaq National Market to the Nasdaq SmallCap Market. This transfer became effective, and the Company's Common Stock began trading on the Nasdaq SmallCap Market, on August 30, 2000. As of March 29, 2002, the Common Stock was held by approximately 500 beneficial owners including 71 holders of record. The table below sets forth the reported high and low sales price per share for the Common Stock as reported by the Nasdaq National Market or the Nasdaq SmallCap Market, as applicable, for each fiscal quarter during 2001 and 2000.

                                                                            Price Range
                                                                  -----------------------------
                                                                      High              Low
                                                                  -----------       -----------
                           2001

                           First Quarter............................$ 3.06                $2.03
                           Second Quarter.............................2.68                 1.88
                           Third Quarter..............................3.05                 2.12
                           Fourth Quarter.............................3.94                 2.15


                                                                            Price Range
                                                                  -----------------------------
                                                                      High              Low
                                                                  -----------       -----------
                           2000

                           First Quarter ...........................$ 7.38                $5.00
                           Second Quarter.............................6.00                 4.13
                           Third Quarter..............................4.75                 3.56
                           Fourth Quarter.............................4.25                 2.38

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

         Pursuant to the Company's stock repurchase program, the Company purchased 244,463 and 263,940 shares of the Common Stock in open market or negotiated transactions during 2000 and 1999, for aggregate purchase prices of $1,432,941 and $2,342,746. Under this program the Company still has the authority to purchase approximately 90,000 more shares of its Common Stock. The Company purchased in negotiated transactions 223,239 and 126,000 shares of Common Stock from the former vice-chairman of the Company and the CEO of WTI during 2001 and 2000, respectively, at a price per share of $6.50. The Company funded these purchases using working capital. On January 8, 1999 the Company purchased 500,000 shares of its outstanding Common Stock from a former Chief Executive Officer of the Company for $3,660,000. The stock purchase was funded by available cash and a bank line of credit.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this item is incorporated by reference from the information under the caption "Selected Financial Data" in the Company's Annual Report to Stockholders for the year ended December 31, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is incorporated by reference from the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Stockholders for the year ended December 31, 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK INTEREST RATE RISK

         The Company is exposed to interest rate risk due to its long-term debt, which at December 31, 2001, bore interest at rates ranging from 1.25% to 2.25% above the applicable bank's LIBOR rate. Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, the Company has estimated the fair value of its long-term debt approximates its carrying value, using a discounted cash flow analysis based on borrowing rates available to the Company. The effect of a hypothetical ten percent increase in interest rates would increase the estimated fair value of the Company's long-term debt by approximately $407,000. Management believes that current working capital funds are sufficient to offset any adverse effects caused by changes in these interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated by reference from the Consolidated Financial Statements contained in the Company's Annual Report to Stockholders for the year ended December 31, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has filed a Current Report on Form 8-K dated September 21, 2001 reporting, under "Item 4. Changes in Registrant's Certifying Accountant" thereunder, the engagement of BDO Seidman, LLP as the Company's independent accountant in substitution for Deloitte & Touche LLP.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is information concerning the Executive Officers of the Company as of March 29, 2002. Additional information required by Part III, Item 10 is incorporated herein by reference to the Company's definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholders.

         Gail B. Cooper, age 51, has served as President and Chief Executive Officer and as a Director of the Company since February 17, 2000. Ms. Cooper served as Secretary of Boyd from December 1969 until February 2000. Ms. Cooper received a B.S. in business administration from Troy State University. She has served Boyd in numerous administrative and accounting positions since joining Boyd full-time in June 1972. Ms. Cooper is the sister of Ms. Tibbs.

         Richard C. Bailey, age 51, has served as Chief Operating Officer and Chief Financial Officer of the Company since joining Boyd in August 1992, and has served as a Director since February 1995. He served as President and Director of Eastern Inter-Trans Services, Inc., a dry van truckload carrier based in Columbus, Georgia, from December 1989 to August 1992. Mr. Bailey is a certified public accountant with a B.S. in accounting from Georgia State University. He was previously employed in various financial positions by Ernst & Young, Intermet Corporation and Snapper Products (a division of The Actava Group Inc.). Mr. Bailey has served on the Advisory Board of the University of Georgia Trucking Profitability Strategies Conference.

         Ginger B. Tibbs, age 48, has been the Secretary/Treasurer of Boyd since February 2000, and served as a Director from December 1978 until March 1994. Ms. Tibbs is primarily responsible for collection of Boyd's accounts receivable and has served as Credit Manager since September 1980. Ms. Tibbs received a degree in elementary education from Auburn University. She is the sister of Ms. Cooper.


ITEM 11. EXECUTIVE COMPENSATION

         All information required by Item 11 is incorporated by reference to the Company's definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         All information required by Item 12 is incorporated by reference to the Company's definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         All information required by Item 13 is incorporated by reference to the Company's definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND CURRENT REPORTS ON FORM 8-K

         (a)      Exhibits, Financial Statements and Schedules.

                  1. Financial Statements. The following financial statements for the Company and Independent Auditors' Report are incorporated by reference from the Company's Annual Report to Stockholders for the year ended December 31, 2001:


                           Report of Independent Certified Public Accountants

                           Consolidated Balance Sheets at December 31, 2001 and 2000

                           Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

                           Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

                           Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

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

     Schedule
     Number            Description
     ------            -----------
     II                Valuation and Qualifying Accounts and Reserves for the
                       Three Fiscal Years Ended December 31, 2001

                  3.       Exhibits required by Item 601 of Regulation S-K.

                           The following exhibits are included in this Form
10-K:

Exhibit
Number                          Description
------                          -----------
10.1     March 2002 Waiver between Compass Bank and Boyd Bros. Transportation
         Inc.

10.2     March 2002 Waiver between Amsouth Bank and Boyd Bros. Transportation
         Inc.

10.3     Note by and between the Company and Navistar Financial Corp. and Boyd
         Bros. Transportation Inc. dated November 27, 2001 for $615,564.

10.4     Note by and between the Company and Navistar Financial Corp. and Boyd
         Bros. Transportation Inc. dated December 19, 2001 in the amount of
         $4,442,820.

13 These portions of the Company's Annual Report to Stockholders for the year ended December 31, 2001 that are specifically incorporated herein by reference.

21       Subsidiaries of the Registrant

23.1     Consent of BDO Seidman, LLP

23.2     Independent Auditors' Report of Deloitte & Touche LLP

23.3     Consent of Deloitte & Touche LLP

-------------------------------------------------------------------------------

         The following exhibits are incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001 (File No. 000-23948):

Exhibit
Number                                      Description
------                                      -----------

10.1 Restated Credit and Security Agreement by and between the Company and Amsouth Bank dated May 1, 2001

10.2     Security Agreement dated May 1, 2001 by and between WTI Transport, Inc.
         and Amsouth Bank

10.3     Security Agreement dated May 1, 2001 by and between Boyd Bros.
         Transportation Inc. and Amsouth Bank

10.4     August 2001 Waiver between Compass Bank and Boyd Bros. Transportation
         Inc.

10.4     November 2001 Waiver between Amsouth Bank and Boyd Bros. Transportation
         Inc.

-------------------------------------------------------------------------------

         The following exhibits are incorporated by reference to the Company's
Annual Report on Form 10-K for the year ended December 31, 2000 (File No.
000-23948):

Exhibit

Number                                      Description

10.1 Credit and Security Agreement dated April 11, 2000 between the Company and Compass Bank in the amount of $3,267,160 for truck equipment

10.2     Security Agreement dated April 11, 2000 between the Company and Compass
         Bank in the amount of $3,267,160 for truck equipment

*10.3    First Amendment to Acquisition Agreement, Employment Agreement and
         Covenant Not To Compete dated March 17, 2000 between the Company,
         Miller Welborn and Steven Rumsey

10.4 Second Amendment to Acquisition Agreement dated May 30, 2000 between the Company, Miller Welborn and Steven Rumsey

*10.5    Second Amendment to Employment Agreement dated May 22, 2000 between the
         Company and Steven Rumsey

------------------
* Identifies each exhibit that is a "management contract or compensatory plan or arrangement" required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

10.6 Consulting Agreement dated June 1, 2000 between the Company and Miller Welborn

10.7 Debt Covenant Waiver dated March 27, 2001 from Compass Bank relating to Credit and Security Agreement dated April 11, 2000.

10.8 Waiver and Consent Agreement dated March 28, 2001 by and between the Company and AmSouth Bank N.A. relating to Credit Agreement dated April 1, 1994.

-------------------------------------------------------------------------------

         The following exhibits are incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-23948):

Exhibit
Number                                      Description

10.1 Credit and Security Agreement dated March 16, 1999 between the Company and Compass Bank in the amount of $10,000,000 for truck equipment

10.2 Security Agreement dated March 16, 1999 between the Company and Compass Bank in the amount of $10,000,000 for truck equipment

-----------------------------------------------------------------------------

         The following exhibits are incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 000-23948):

Exhibit
Number                                      Description

10.1 Credit and Security Agreement dated February 28, 1996 between the Company and Compass Bank in the amount of $5,000,000 for truck equipment

10.2 Credit and Security Agreement dated May 29, 1998 between the Company and Compass Bank in the amount of $4,500,000 for truck equipment


------------------------------------------------------------------------------


         The following exhibits are incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File no. 000-23948):

Exhibit
Number                                      Description

* 10.1   First Amendment to Boyd Bros. Transportation Inc. 1994 Stock
         Option Plan

* 10.3 Employment Agreement between the Company and Steven Rumsey dated December 8, 1997

-------
* Identifies each exhibit that is a "management contract or compensatory plan or arrangement" required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

------------------------------------------------------------------------------

         The following exhibit is incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-78925), declared effective on May 20, 1999:

Exhibit
Number                                      Description

4        Boyd Bros. Transportation Inc. 1999 Employee Stock Purchase Plan

-------------------------------------------------------------------------------

         The following exhibits are incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-76756), declared effective on May 9, 1994:

Exhibit
Number                                      Description

3.1      Certificate of Incorporation of the Company

3.2      By-laws of the Company

*  10.1  Boyd Bros. Transportation Inc. 1994 Stock Option Plan

*  10.2  Form of the Company's Nonstatutory Stock Option Agreement

10.3 Form of the Company's Nonstatutory Stock Option Agreement for Nonemployee Directors

-------------
* Identifies each exhibit that is a "management contract or compensatory plan or arrangement" required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

------------------------------------------------------------------------------

         The following exhibit is incorporated by reference to the Company's Amendment to Report on Form 10-Q filed on August 5, 1997:

Exhibit
Number                                      Description

10.33 OMNITRACS contract dated February 5, 1997, between the Company and QUALCOMM, Inc.

------------------------------------------------------------------------------

         The following exhibit is incorporated by reference to the Company's Report on Form 8-K filed on December 19, 1997:

Exhibit
Number                                      Description

2.1 Acquisition Agreement dated December 8, 1997, by and among the Company, W-T Acquisition Company, WTI, Miller Welborn and Steven Rumsey

-------------------------------------------------------------------------------


         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BOYD BROS. TRANSPORTATION INC.


                             By                   /s/ GAIL B. COOPER
                                  --------------------------------------------
                                                    Gail B. Cooper
                                         President and Chief Executive Officer

Date:  March 29, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

               Signature                                           Title                               Date
               ---------                                           -----                               ----
             /s/ GAIL B. COOPER                     Chief Executive Officer, President          March 29, 2002
--------------------------------------------               and Director
               Gail B. Cooper                      (Principal Executive Officer)

            /s/ RICHARD C. BAILEY                     Chief Operating Officer, Chief            March 29, 2002
--------------------------------------------          Financial Officer and Director
              Richard C. Bailey                    (Principal Financial and Accounting Officer)

               /s/BOYD WHIGHAM                             Chairman and Director                March 29, 2002
--------------------------------------------
                Boyd Whigham

             /s/J. MARK DUNNING                                  Director                       March 29, 2002
--------------------------------------------
               J. Mark Dunning

           /s/STEPHEN J. SILVERMAN                               Director                       March 29, 2002
--------------------------------------------
            Stephen J. Silverman

             /s/J. LARRY BAXTER                                  Director                       March 29, 2002
--------------------------------------------
               J. Larry Baxter

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Boyd Bros.
  Transportation Inc.:

The audit referred to in our report dated January 31, 2002 (except for Note 4, which is as of March 22, 2002), relating to the consolidated financial statements of Boyd Bros. Transportation Inc. and subsidiary, which is incorporated in Item 8 of the Form 10-K by reference to the annual report to stockholders for the year ended December 31, 2001 included the audit of the financial statement schedule for the year ended December 31, 2001, listed in
Item 14 of the Form 10-K. This consolidated financial schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion such consolidated financial statement schedule for the year ended December 31, 2001, presents fairly, in all material respects, the information set forth therein.

                                                     BDO Seidman, LLP

Atlanta, Georgia
January 31, 2002

                                   SCHEDULE II

                         BOYD BROS. TRANSPORTATION INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

               For the Three Fiscal Years Ended December 31, 2001
                                 (in Thousands)


                                                        Additions      Additions
                                         Balance        Charged to     Charged to
Balance at                              Beginning       Costs and         Other
Description                               Of Year        Expenses        Accounts      Deduction(a)         End of Year
-----------                             ------------   ------------    ------------   ---------------       -----------
Allowance for doubtful accounts-
  deducted from trade receivables in
  the balance sheet

Year ended December 31, 2001            $    276         $    625        $               $   582           $      319
                                        ===============================================================================

Year ended December 31, 2000            $    347         $     84        $               $   155           $      276
                                        ===============================================================================

Year ended December 31, 1999            $    272         $    220        $               $   145           $      347
                                        ===============================================================================




                                                                        Additions
                                                         Balance at    Charged to
Balance at                                                Beginning    Costs and
Description                                                Of Year       Expenses      Deductions(a)   End of Year
-----------                                            ------------    ------------   -------------- --------------

Allowance for uncollectible receivables
  related to sales-type leases-deducted
  from investment in sales-type leases in
  the balance sheet

Year ended December 31, 2001                           $        678    $      2,738   $       1,826  $        1,590
                                                       ============================================================

Year ended December 31, 2000                           $        910    $        651   $         883  $          678
                                                       ============================================================

Year ended December 31, 1999                           $      1,201    $      1,259   $       1,550  $          910
                                                       ============================================================

(a) Uncollectible accounts written off.
