Form 10-Q
period 2002-03-31
BOYD BROS TRANSPORTATION INC
filed 2002-05-15
CIK 920907

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number   0-23948

Boyd Bros. Transportation Inc.
(Exact name of Registrant as specified in its charter)

Delaware	63-6006515
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3275 Highway 30, Clayton, Alabama 36016
(Address of principal executive offices)
(Zip Code)

(334) 775-1400
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 15, 2002.

Common Stock, $.001 Par Value	2,708,105

(Class)	(Number of Shares)

INDEX

			Page Number
Part I	Financial Information

	Item 1.	Condensed Consolidated Financial Statements

		Condensed Consolidated Balance Sheets March 31, 2002 (unaudited) and December 31, 2001	3

		Condensed Consolidated Statements of Operations Three-months Ended March 31, 2002 and 2001 (unaudited)	5

		Condensed Consolidated Statements of Cash Flows Three-months Ended March 31, 2002 and 2001 (unaudited)	6

		Notes to Condensed Consolidated Financial Statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Part II	Other Information

	Item 6.	Exhibits and Reports on Form 8-K	16

Signatures			16

BOYD BROS. TRANSPORTATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,991,558	$2,221,455
Short-term investments	278,000	278,000
Accounts receivable:
Trade and interline	11,922,764	10,055,894
Other	470,257	956,576
Current portion of net investment in sales-type leases	2,397,713	1,200,175
Income tax receivable	541,447	339,220
Parts and supplies inventory	512,502	497,637
Tires on revenue equipment	263,733	152,300
Prepaid licenses and permits	525,049	946,054
Other prepaid expenses	751,228	1,157,370
Deferred income taxes	1,497,047	1,497,047

Total current assets	21,151,298	19,301,728

PROPERTY AND EQUIPMENT:
Land and land improvements	2,803,873	2,800,523
Buildings	7,635,280	7,635,280
Revenue equipment	70,383,876	70,927,529
Other equipment	12,237,295	12,090,626
Leasehold improvements	384,884	384,884

Total	93,445,208	93,838,842
Less accumulated depreciation and amortization	34,880,674	35,325,568

Property and equipment, net	58,564,534	58,513,274

OTHER ASSETS:
Net investment in sales-type leases	3,600,704	3,850,821
Goodwill	3,452,446	3,452,446
Deposits and other assets	465,113	465,112
Revenue equipment available for lease	812,313	500,125

Total other assets	8,330,576	8,268,504

TOTAL	$88,046,408	$86,083,506

See notes to condensed consolidated financial statements.

BOYD BROS. TRANSPORTATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$—	$210,540
Accounts payable	4,782,680	3,339,973
Current maturities of long-term debt	13,682,312	13,580,359
Accrued liabilities:
Self-insurance claims	3,652,722	2,820,773
Salaries and wages	749,241	485,599
Other	1,085,939	953,694

Total current liabilities	23,952,894	21,390,938
LONG-TERM DEBT	25,441,933	25,606,297
DEFERRED INCOME TAXES	13,697,193	13,798,144

Total liabilities	63,092,020	60,795,379

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value - 1,000,000 shares authorized; no shares issued and outstanding
Common stock, $.001 par value - 10,000,000 shares authorized; 4,069,640 shares issued and outstanding	4,070	4,070
Treasury stock at cost, 1,361,541 (2002) and 1,355,041 shares (2001)	(9,651,444)	(9,609,190)
Additional paid-in capital	16,884,622	16,884,622
Retained earnings	17,717,140	18,008,625

Total stockholders’ equity	24,954,388	25,288,127

TOTAL	$88,046,408	$86,083,506

See notes to condensed consolidated financial statements.

BOYD BROS. TRANSPORTATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,

	2002	2001

	(unaudited)
OPERATING REVENUES	$30,592,969	$30,258,720

OPERATING EXPENSES:
Salaries, wages and employee benefits	9,349,145	10,494,579
Cost of independent contractors	8,978,965	6,583,149
Operating supplies	5,937,212	6,953,686
Operating taxes and licenses	684,968	522,148
Insurance and claims	2,158,508	1,725,405
Communications and utilities	325,895	391,006
Depreciation and amortization	2,911,948	3,165,001
Gain on disposition of property and equipment, net	(35,496)	(506,804)
Other	336,477	477,206

Total operating expenses	30,647,622	29,805,376

OPERATING (LOSS) INCOME	(54,653)	453,344

OTHER INCOME (EXPENSES):
Interest income	5,711	16,511
Interest expense	(401,528)	(901,232)

Other expenses, net	(395,817)	(884,721)

LOSS BEFORE BENEFIT FROM INCOME TAXES	(450,472)	(431,377)
BENEFIT FROM INCOME TAXES	(162,373)	(138,475)

NET LOSS	$(288,097)	$(292,902)

NET LOSS PER SHARE (Basic and Diluted)	$(0.11)	$(0.10)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted)	2,709,838	2,932,362

See notes to condensed consolidated financial statements.

BOYD BROS. TRANSPORTATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

	2002	2001

	(unaudited)
OPERATING ACTIVITIES:
Net loss	$(288,097)	$(292,902)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,911,948	3,165,001
Net effect of sales-type leases on cost of independent contractors	(484,546)	(102,109)
Gain on disposal of property and equipment, net	(35,496)	(506,804)
Provision for deferred income taxes	(100,951)	—
Changes in assets and liabilities provided (used) cash:
Accounts receivable	(1,380,551)	(889,885)
Other current assets	498,622	335,865
Deposits and other assets	—	(22,462)
Accounts payable	1,442,707	(393,623)
Accrued liabilities and other current liabilities	1,227,836	552,338

Net cash provided by operating activities	3,791,472	1,845,419

INVESTING ACTIVITIES:
Payments received on sales-type leases	812,332	603,634
Capital expenditures:
Revenue equipment	(827,658)	(790,778)
Other property and equipment	(115,260)	(58,880)
Construction in process	—	(74,458)
Proceeds from disposals of property and equipment	26,300	780,843

Net cash (used in) provided by investing activities	(104,286)	460,361

FINANCING ACTIVITIES:
Purchase of treasury stock	(42,254)	(389,156)
Proceeds on line of credit	(210,540)	(269,624)
Proceeds from long-term debt	—	391,047
Principal payments on long-term debt	(3,664,289)	(3,194,663)

Net cash used in financing activities	(3,917,083)	(3,462,396)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(229,897)	(1,156,616)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,221,455	1,273,281

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,991,558	$116,665

See notes to condensed consolidated financial statements.

BOYD BROS. TRANSPORTATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months Ended March 31,

	2002	2001

	(unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for :
Interest	$400,528	$901,231

Income taxes, net of refunds	$103,373	$162,088

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Net investment in sales-type leases	$37,954	$(109,136)

Dealer financed purchases of revenue equipment	$3,601,878	$—

See notes to condensed consolidated financial statements.

BOYD BROS. TRANSPORTATION INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared in compliance with Form 10-Q instructions and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements reflect all adjustments, including those of normal recurring nature, necessary to present fairly the results of the reported interim periods. Interim results are not necessarily indicative of results for a full year. The statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Company’s latest annual report on Form 10-K.

2.	Principles of Consolidation

     The condensed consolidated financial statements include the accounts of Boyd Bros. and its wholly owned subsidiary, WTI Transport, Inc. (“WTI”). Boyd Bros. and WTI are referred to herein collectively as the Company. All significant inter-company balances, transactions and stockholdings have been eliminated.

3.	Environmental Matters

     The Company’s operations are subject to certain federal, state and local laws and regulations concerning the environment. Certain of the Company’s facilities are located in historically industrial areas and, therefore, there is the possibility of environmental liability as a result of operations by prior owners as well as the Company’s use of fuels and underground storage tanks at its regional service centers.

4.	Adoption of Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No.142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. This statement also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No.142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually.

     In addition, SFAS No. 142 requires that the Company identify reporting units for purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized finite-lived intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. This statement is required to be applied in fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption and reassess the useful lives of other intangible assets within the first interim quarter after adoption. The Company adopted SFAS Nos. 141 and 142 on January 1, 2002, and accordingly, ceased amortization of goodwill in 2002. At present, the Company is currently assessing, but has not yet determined, the complete impact the adoption of SFAS No. 141 and SFAS No. 142 will have on its financial position and results of operations. At March 31, 2002, the net book value recorded for goodwill was $3,452,446.

5.	Accounting Standards Not Yet Adopted

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 is effective for the Company beginning January 1, 2003. The Company has not assessed the impact of this new statement on its financial position or results of operations.

6.	Debt

     The Company was not in compliance with certain financial covenant ratio requirements required by its loan agreements with its major lenders, including the term loan for the new Birmingham terminal, as of March 31, 2002. Management believes that its relationships with these lenders continues to be satisfactory, as it has in the past, despite the fact that from time to time the Company has been out of compliance with certain debt covenants. There can be no assurance that the Company will be able to comply with these covenants in the future or that the Company’s lenders will provide waivers with respect to any such noncompliance. If the Company cannot obtain such waivers, the lenders may exercise their remedies under the applicable loan agreements, which may have a material adverse effect on the Company’s financial condition.

7.	Segment Information

     The Company has two reportable segments: Boyd and WTI. The Boyd division is a flatbed carrier that hauls primarily steel and building products throughout most of the continental United States, and operates 735 trucks. Boyd had 533 company drivers and 202 owner-operators as of March 31, 2002. The WTI division is a flatbed carrier that hauls steel and roofing products, primarily in the eastern two-thirds of the United States, and operates 219 trucks. WTI had 35 company drivers and 184 owner-operators as of March 31, 2002. Unaudited segment reporting information for the three-month periods ended March 31, 2002 and 2001 is as follows:

Results of Operations
Three Months Ended March 31, 2002	Boyd	WTI	Eliminations	Total

Operating revenues	$25,830,122	$4,799,304	$(36,457)	$30,592,969
Operating expenses	26,042,680	4,641,399	(36,457)	30,647,622
Operating income	(212,558)	157,905	—	(54,653)
Operating ratio(1)	100.8%	96.7%		100.2%

Three Months Ended March 31, 2001	Boyd	WTI	Eliminations	Total

Operating revenues	$25,843,151	$4,527,205	$(111,636)	$30,258,720
Operating expenses	25,099,975	4,817,037	(111,636)	29,805,376
Operating income	743,176	(289,832)	—	453,344
Operating ratio(1)	97.1%	106.4%		98.5%

Identifiable Assets
As of March 31, 2002	Boyd	WTI	Eliminations	Total

Cash and cash equivalents	$360,643	$1,630,915		$1,991,558
Property and equipment, net	53,435,230	5,129,304		58,564,534
Goodwill	—	3,452,446		3,452,446
Long-term debt (including current maturities)	36,439,182	2,685,063		39,124,245

As of December 31, 2001	Boyd	WTI	Eliminations	Total

Cash and cash equivalents	$943,574	$1,277,881		$2,221,455
Property and equipment, net	53,913,899	4,599,375		58,513,274
Goodwill	—	3,452,446		3,452,446
Long-term debt (including current maturities)	35,781,177	3,405,479		39,186,656

(1) Ratio of operating expenses to operating revenue.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the attached interim consolidated financial statements and with the Company’s 2001 Annual Report to Stockholders, which included audited financial statements and notes thereto for the fiscal year ended December 31, 2001, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     The Company, headquartered in Clayton, Alabama, is a flatbed truckload carrier that operates throughout most of the continental United States, hauling steel products and building materials. In these markets, the Company serves high-volume, time-sensitive shippers that demand time definite delivery.

     Historically, the Company has owned its revenue equipment and operated through employee-operators. The Company’s expansion in the past, therefore, required significant capital expenditures that have been funded through secured borrowings. In the last five years, the Company began adding owner-operators to its fleet as a strategy to expand its potential for growth without the concomitant increase in capital expenditures typically related to owned equipment. The Company accelerated the implementation of this strategy in December 1997 with the acquisition of WTI, which specializes in short-haul routes using a largely owner-operator fleet.

     The Company continues to focus on marketing and sales efforts and is broadening its customer base in diverse industries as well as stressing best-in- business service to its customers. Although the Company continues to face a difficult freight environment, and has been hampered by a recent spike in insurance claims expense, the Company believes these efforts are beginning to yield results in the form of profitable operations in the month of April and a slight profit for the first four months of 2002. Although results to date are not necessarily indicative of the Company’s performance for the year, the Company is encouraged by recent results. See “Factors That May Effect Future Results,” below.

     The following tables set forth, by segment, the percentage relationship of expense items to operating revenues and certain other operating statistics for the periods indicated:

	Company		Boyd		WTI

			Quarter Ended March 31,

	2002	2001	2002	2001	2002	2001

Operating revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Operating expenses
Salaries, wages, and employee benefits	30.6	34.7	33.6	38.3	14.1	13.0
Cost of independent contractors	29.3	21.7	23.8	14.1	59.9	67.3
Operating supplies	19.4	23.0	21.3	25.4	9.2	8.6
Operating taxes and licenses	2.2	1.7	2.3	1.8	1.7	1.3
Insurance and claims	7.1	5.7	7.6	5.5	4.0	6.9
Communications and utilities	1.1	1.3	1.1	1.3	0.8	1.2
Depreciation and amortization	9.5	10.5	10.4	11.1	4.6	6.3
Gain on disposition of property and equipment, net	(0.1)	(1.7)	(0.1)	(1.8)	(0.1)	(0.9)
Other	1.1	1.6	0.9	1.4	2.4	2.7

Total operating expenses	100.2	98.5	100.8	97.1	96.7	106.4

Operating income	(0.2)	1.5	(0.8)	2.9	3.3	(6.4)
Interest expense, net	(1.3)	(2.9)	(1.4)	(3.2)	(0.7)	(1.2)
Other income	—	—	—	—	—	—

Income (loss) before income taxes	(1.5)	(1.4)	(2.2)	(0.3)	2.6	(7.6)
Income taxes (benefit)	(0.5)	(0.4)	(0.9)	(0.1)	1.3	(2.4)

Net income (loss)	(1.0)%	(1.0)%	(1.3)%	(0.2)%	1.3%	(5.2)%

	Company		Boyd		WTI

			Quarter Ended March 31,
	2002	2001	2002	2001	2002	2001

Company operated tractors	568	662	533	632	35	30
Owner-operated tractors	386	295	202	126	184	169

Total tractors	954	957	735	758	219	199

Company operated tractor %	60%	69%	73%	83%	16%	15%
Owner-operated tractor %	40%	31%	27%	17%	84%	85%

Total %	100%	100%	100%	100%	100%	100%

Results of Operations

     The Company’s total operating revenues increased $334,249 or 1.1% to $30,592,969 for the quarter ended March 31, 2002, compared with $30,258,720 for the same period in 2001. This change in total operating revenues before intersegment eliminations reflected a decrease of $13,029 in the Boyd division and an increase of $272,099 or 6.0% at the WTI division.

     Total operating expenses increased $841,554 or 2.8% to $30,647,622 for the first quarter ended March 31, 2002, compared with $29,806,068 for the same three months last year. The increase in the Company’s operating expenses, which were attributable primarily to the Boyd division, were due largely to increases in insurance and claims, and reduced gains on sale of property, plant and equipment.

     Depreciation and amortization decreased $253,053 or 8.0% to $2,911,948 from $3,165,001 in the first quarter of 2001. As a percentage of operating revenues, depreciation and amortization decreased to 9.5% from 10.5%. The decrease in depreciation and amortization for the quarter was primarily associated with the Boyd division, which during the past year has converted some company tractors to owner-operated tractors subject to lease/purchase arrangements. And effective January 1, 2002, the Company discontinued amortization of goodwill at its WTI division in accordance with SFAS No. 142.

     Gain on disposition of property and equipment, net declined $471,308 or 93.0% to $35,496 from $506,804 in the first quarter of 2001. As a percentage of operating revenues, gain on disposition of property and equipment, net declined to 0.1% from 1.7%. The lower gains, again related almost entirely to the Boyd division because it operates primarily with company-owned power units, reflected lower trade-in activity and depressed trade-in values for used tractors. The prior-year amount also included a gain on the sale of the Company’s airplane during the first quarter of 2001.

     Offsetting these increases to some extent, operating supplies declined $1,016,474 or 14.6% to $5,937,212 from $6,953,686 in the first quarter of 2001. The majority of the decline in first quarter operating supplies related to lower fuel costs at the Boyd division, which operates using largely company-owned power units. Boyd experienced an increase in the number of owner-operators from 126 for the period ended March 31, 2001 to 202 for the period ended March 31, 2002. This increase resulted in lower fuel costs for the quarter ended March 31, 2002. This increase also contributed to the decrease in salaries, wages and benefits of $1,145,434 or 11% to $9,349,145 from $10,494,579 in the first quarter of 2001. The decrease in salaries, wages and benefits for the period ended March 31, 2001, was offset by increases in the cost of independent contractors of $2,395,816. The WTI division, while still relying primarily on owner-operators, experienced an increase in its overall fuel costs for the period due to an increase in the number of company drivers in that division over the same period last year.

     As a net result of higher operating expenses for the first quarter, offset to some extent by higher operating revenues, the Company reported an operating loss of $54,653 for the period compared with operating income of $452,652 for the same period in 2001. The Company’s ratio of operating expenses to operating revenues (operating ratio) for the first quarter of 2002 was 100.2% compared with 98.5% for the same period in 2001. For the Boyd division, the operating ratio was 100.8% in the first quarter versus 97.1% in the year-earlier period. For the WTI division, the operating ratio was 96.7% in the first quarter versus 106.4% in the year-earlier period.

     Interest expense for the first quarter declined $499,704 or 55.6% to $401,528 from $901,232 in the first quarter of 2001. As a percentage of operating revenues, interest expense declined to 1.3% from 2.9%. Most of the Company’s revenue equipment financing is associated with the Boyd division because of its larger company-owned fleet, thus most of the decline in interest expense for the first quarter related to the Boyd division and reflected both lower debt levels and a lower LIBOR rate on borrowed funds.

     Income tax benefit for the three-month period ended March 31, 2002 was $162,373 resulting in an effective tax rate of 36%. This rate is greater than the Federal statutory rate primarily due to the effect of state taxes.

Liquidity and Capital Resources

     The Company’s primary cash requirements are for capital expenditures and operating expenses, including labor costs, fuel costs and operating supplies. Historically, the Company’s primary sources of cash have been from operations and bank borrowings.

     Net cash flow provided by operating activities was $3,791,472 during the first three months of 2002, compared with $1,845,419 during the same period in 2001. The increase in the net cash provided by operating activities reflects changes in working capital items including an increase in accrued liabilities relating primarily to cargo and physical damage and worker's compensation insurance accruals. The Company has been involved in two accidents in the first quarter of 2002 that resulted in third party fatalities. Each of these accidents, taken separately, has the potential to cause the Company to reach its total per occurrence retention amount for insurance purposes. Although no claims have been made against the Company with respect to these accidents, in the event claims are made and the Company ultimately is found to have some liability for these accidents, the Company believes that its operating cash flows and unused line of credit would be sufficient to cover any amounts payable. Increases in accounts receivable trade and interline of $1,866,870 since December 31, 2001 were offset by increases in accounts payable of $1,442,707.

     Accounts receivable — trade and interline at March 31, 2002, increased 18.0% or $1,866,870 compared with the amount at December 31, 2001. This represented 13.8% of total assets at March 31, 2002, versus 11.8% of total assets at December 31, 2001. The days of revenue in accounts receivable for the period ended March 31, 2002, were 35.1 compared with 29.3 for the period ended December 31, 2001. The increase in accounts receivable was related to an increase in load volume and not due to inefficiency in collecting. The Company also reserves for bad debts that are related to sale-leaseback transactions with its owner-operators. Bad debt expense on such leases for the quarter ended March 31, 2002, was $1,314,488 compared with $124,649 for the same period in 2001. The increase in these bad debts is related to the increase in the number of owner-operators as of March 31, 2002.

     The Company used $(104,286) of cash from its investing activities for the three month period ended March 31, 2002 as compared to cash provided from investing activities in 2001 because of fewer disposals of property and equipment this year.

     The Company used cash in financing activities during the three month period ended March 31, 2002 to pay down its existing bank debt. The Company’s bank debt bears interest ranging from LIBOR plus 1.25% to LIBOR plus 2.25% and also at a fixed rate of 5.60%, all payable in monthly installments and with maturities through December 2006. The bank debt is collateralized by revenue equipment. The Company also has one line of credit totaling $2,500,000 bearing interest at the bank’s 30-day LIBOR rate plus 1.75%. As of March 31, 2002, the Company had no outstanding borrowings on its line of credit.

     As of March 31, 2002, the Company was not in compliance with certain financial covenant ratio requirements imposed by its major lenders. There can be no assurance that the Company will be able to comply with these covenants in the future. If the Company is unable to comply with these covenants in the future, there can be no assurance that the Company’s lenders will provide any additional waivers with respect to any such noncompliance.

     During the first quarter of 2002, the Company purchased 6,500 shares of its common stock from Steven Rumsey, the Chief Executive Officer of WTI, for an aggregate purchase price of $42,254, at a price per share of $6.50 in accordance with the terms of the 1997 WTI acquisition agreement. The Company funded this purchase using its working capital.

     As of March 31, 2002, the Company believes that the availability of credit under its line of credit and internally generated cash will be adequate to finance its operations and anticipated capital expenditures through fiscal year 2002. Over the long term, the Company will continue to have significant capital requirements that may require the Company to seek additional borrowings or equity capital. The availability of debt financing or equity capital will depend upon prevailing market conditions, the market price of its Common Stock and other factors over which the Company has no control, as well as the Company’s financial condition and results of operations.

Factors That May Affect Future Results

     The Company’s future results may be affected by a number of factors over which the Company has little or no control. Fuel prices, insurance and claims costs, liability claims, interest rates, the availability of qualified drivers, fluctuations in the resale value of revenue equipment, economic and customer business cycles and shipping demands are economic factors over which the Company has little or no control. Significant increases or rapid fluctuations in fuel prices, interest rates or insurance costs or liability claims, to the extent not offset by increases in freight rates, and the resale value of revenue equipment could reduce profitability. Weakness in the general economy, including a weakness in consumer demand for goods and services, could adversely affect customers and growth and revenues, if customers reduce their demand for transportation services. Weakness in customer demand for the Company’s services or in the general rate environment also may restrain the Company’s ability to increase rates or obtain fuel surcharges. It also is not possible to predict the medium or long-term effects of terrorist attacks on September 11, 2001, and subsequent events on the economy or on customer confidence in the United States, or the impact, if any, on the Company’s future results of operations.

     The following issues and uncertainties, among other things, should be considered in evaluating the Company’s growth outlook:

Business uncertainties

     The Company has experienced significant and rapid growth in revenue since the Company went public in May 1994. There can be no assurance that the Company’s business will continue to grow in a similar fashion in the future or that the Company can effectively adapt the management, administrative, and operational systems to respond to any future growth. Further, there can be no assurance that the operating margins will not be adversely affected by future changes in and expansion of the Company’s business or by changes in economic conditions.

Insurance

     The Company’s future insurance and claims expenses might exceed historical levels, which could reduce earnings. The Company currently self-insures for a portion of the claims exposure resulting from cargo loss, personal injury, and property damage, combined up to $500,000 per occurrence. The workers’ compensation self-insurance level remains at a maximum of $250,000, and the health insurance self-insurance level is $175,000 per person per year. If the number of claims for which the Company is self-insured increases, operating results could be adversely affected. The Company has been involved in two accidents in the first quarter of 2002 that resulted in third party fatalities. Each of these accidents, taken separately, has the potential to cause the Company to reach its total per occurrence retention amount for insurance purposes. Although no claims have been made against the Company with respect to these accidents, in the event claims are made and the Company ultimately is found to have some liability for these accidents, the Company believes that its operating cash flows and unused lines of credit would be sufficient to cover any amounts payable. Also, the Company maintains insurance with licensed insurance companies above the amounts for which the Company is self-insured. The terrorist attacks in the United States on September 11, 2001, and subsequent events, may result in additional increases in the Company’s insurance expenses. If these expenses continue to increase, and the Company is unable to offset the increase with higher freight rates, the Company’s earnings could be materially affected.

Revenue equipment

     The Company’s growth has been made possible through the addition of new revenue equipment. Difficulty in financing or obtaining new revenue equipment (for example, delivery delays from manufacturers or the unavailability of independent contractors) could restrict future growth.

     In the past the Company has acquired new tractors and trailers at favorable prices and has entered into agreements with the manufacturers to repurchase the tractors from the Company at agreed prices. Current developments in the secondary tractor and trailer resale market have resulted in a large supply of used tractors and trailers on the market. This has depressed the market value of used equipment to levels significantly below the prices at which the manufacturers have agreed to repurchase the equipment. Accordingly, some manufacturers may refuse or be financially unable to keep their commitments to repurchase equipment according to their repurchase agreement terms. The Company understands that some manufacturers have communicated to customers their intention to significantly increase new equipment prices and eliminate or sharply reduce the price of repurchase commitments.

Inflation

     Many of the Company’s operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. During 2000, 2001 and the first three months of 2002, the Company experienced fluctuations in fuel costs as a result of conditions in the petroleum industry. The Company also has periodically experienced some wage increases for drivers. Increases in fuel costs and driver compensation are expected to continue during 2002 and may affect operating income, unless the Company is able to pass those increased costs to customers through rate increases or fuel surcharges. The Company has initiated an aggressive program to obtain rate increases and fuel surcharges from customers in order to cover increased costs due to these increases in fuel prices, driver compensation and other expenses and have been successful in implementing some fuel surcharges. Competitive conditions in the transportation industry, including lower demand for transportation services, could limit the Company’s ability to continue to obtain rate increases or fuel surcharge.

Fuel Price Trend

     The motor carrier industry depends upon the availability of diesel fuel, and fuel shortages or increases in fuel taxes or fuel costs have adversely affected, and may in the future adversely affect, the profitability of the Company. Fuel prices have fluctuated greatly and fuel taxes have generally increased in recent years. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past the Company generally has been able to partially offset significant increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge which increases incrementally as the price of fuel increases. There also can be no assurance that the Company will be able to recover any future increases in fuel costs and fuel taxes through increased rates. If fuel prices continue to increase or are sustained at these higher levels for a continuing period of time, the higher fuel costs may have a materially adverse effect on the financial condition and business operations of the Company. Additionally, the increased fuel costs may continue to have a materially adverse effect on the Company’s efforts to attract and retain owner-operators, expand its pool of available trucks and diversify its operations.

Forward-looking Statements

     Certain of the above statements contained herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, business conditions and growth in the economy, including the transportation and construction sectors in particular, competitive factors, including price pressures and the ability to recruit and retain qualified drivers, the ability to control internal costs, particularly fuel costs, which may or may not be passed on to the Company’s customers, departures and defaults by owner-operators, the cost of complying with governmental regulations that are applicable to the Company, and other factors referenced elsewhere herein.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to interest rate risk due to its long-term debt, which at March 31, 2002, bore interest at rates ranging from 1.25% to 2.25% above the bank’s LIBOR rate. Under the provisions of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” the Company has estimated the fair value of its long-term debt approximates its carrying value, using a discounted cash flow analysis based on borrowing rates available to the Company. The effect of a hypothetical 10% increase in interest rates would increase the estimated fair value of the Company’s long-term debt by approximately $300,000. Management believes that current working capital funds are sufficient to offset any adverse effects caused by changes in the interest rates.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits, Financial Statements and Schedules

10.1	Commercial Loan and Security Agreement dated January 3, 2002 by and between the Company and Navistar Financial Corporation.

10.2	Commercial Loan and Security Agreement dated March 27, 2002 by and between the Company Navistar Financial Corporation.

10.3	Commercial Loan and Security Agreement dated January 17, 2002 by and between the Company and Navistar Financial Corporation.

10.4	Commercial Loan and Security Agreement dated January 17, 2002 by and between the Company and Navistar Financial Corporation.

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boyd Bros. Transportation Inc. (Registrant)

Date: May 15, 2002	/s/ Richard C. Bailey

Richard C. Bailey, Chief Financial Officer (Principal Accounting Officer)