Form 10-Q
period 2002-06-30
BOYD BROS TRANSPORTATION INC
filed 2002-08-14
CIK 920907

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________

Commission File Number                                                 0-23948

Boyd Bros. Transportation Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	63-6006515 (IRS Employer Identification Number)

3275 Highway 30, Clayton, Alabama 36016
(Address of principal executive offices)
(Zip Code)

(334) 775-1400
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes  X  No     , and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 14, 2002.

Common Stock, $.001 Par Value	2,708,105

(Class)	(Number of Shares)

INDEX

		Page Number
Part I	Financial Information

	Item 1. Consolidated Financial Statements

	Consolidated Balance Sheets June 30, 2002 (unaudited) and December 31, 2001	3

	Consolidated Statements of Operations (unaudited) Three- and Six-month Periods Ended June 30, 2002 and 2001	5

	Consolidated Statements of Cash Flows (unaudited) Six-month Periods Ended June 30, 2002 and 2001	6

	Notes to Consolidated Financial Statements	7

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	18

Part II	Other Information

	Item 4. Submission of Matters to a Vote of Security Holders	19

	Item 6. Exhibits and Reports on Form 8-K	19

Signatures		20

BOYD BROS. TRANSPORTATION INC.

CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2002	2001

	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$394,339	$2,221,455
Short-term investments	278,000	278,000
Accounts receivable:
Trade and interline	12,785,640	10,055,894
Other	627,922	956,576
Current portion of net investment in sales-type leases	1,351,243	1,200,175
Income tax receivable	272,429	339,220
Parts and supplies inventory	506,592	497,637
Tires on revenue equipment	97,900	152,300
Prepaid licenses and permits	1,188,418	946,054
Other prepaid expenses	627,774	1,157,370
Deferred income taxes	1,497,047	1,497,047

Total current assets	19,627,304	19,301,728

PROPERTY AND EQUIPMENT:
Land and land improvements	2,879,507	2,800,523
Buildings	7,658,299	7,635,280
Revenue equipment	69,472,823	70,927,529
Other equipment	12,211,416	12,090,626
Leasehold improvements	384,884	384,884

Total	92,606,929	93,838,842
Less accumulated depreciation and amortization	34,201,112	35,325,568

Property and equipment, net	58,405,817	58,513,274

OTHER ASSETS:
Net investment in sales-type leases	4,945,993	3,850,821
Goodwill	3,452,446	3,452,446
Revenue equipment held for lease	741,793	500,125
Deposits and other assets	302,312	465,112

Total other assets	9,442,544	8,268,504

TOTAL	$87,475,665	$86,083,506

See notes to unaudited consolidated financial statements.

BOYD BROS. TRANSPORTATION INC.

CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2002	2001

	(UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$–	$210,540
Accounts payable — trade and interline	5,009,103	3,339,973
Current maturities of long-term debt	13,677,272	13,580,359
Accrued liabilities:
Self-insurance claims	3,602,650	2,820,773
Salaries and wages	774,725	485,599
Other	1,180,454	953,694

Total current liabilities	24,244,204	21,390,938
LONG-TERM DEBT	23,904,697	25,606,297
DEFERRED INCOME TAXES	13,761,640	13,798,144

Total liabilities	61,910,541	60,795,379

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value - 1,000,000 shares authorized; no shares issued and outstanding
Common stock, $.001 par value - 10,000,000 shares authorized; 4,069,640 shares issued and outstanding	4,070	4,070
Treasury stock at cost; 1,361,535 shares (2002) and 1,355,041 (2001)	(9,651,444)	(9,609,190)
Additional paid-in capital	16,884,621	16,884,622
Retained earnings	18,327,877	18,008,625

Total stockholders’ equity	25,565,124	25,288,127

TOTAL	$87,475,665	$86,083,506

See notes to unaudited consolidated financial statements.

BOYD BROS. TRANSPORTATION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

OPERATING REVENUES	$32,710,472	$31,670,305	$63,303,441	$61,929,025

OPERATING EXPENSES:
Salaries, wages and employee benefits	9,302,994	9,969,417	18,652,139	20,463,996
Cost of independent contractors	10,063,793	7,581,321	19,042,758	14,164,470
Fuel	3,558,459	3,953,194	6,899,828	7,953,903
Operating supplies	2,682,738	3,002,257	5,278,581	5,955,234
Operating taxes and licenses	673,171	455,987	1,358,139	978,135
Insurance and claims	1,236,558	1,800,101	3,395,066	3,525,506
Communications and utilities	324,325	374,000	650,220	765,006
Depreciation and amortization	2,973,891	3,117,352	5,885,837	6,282,353
Gain on disposition of property and equipment, net	(50,899)	(74,964)	(86,395)	(581,768)
Other	415,340	319,866	751,819	797,072

Total operating expenses	31,180,370	30,498,531	61,827,992	60,303,907

OPERATING INCOME	1,530,102	1,171,774	1,475,449	1,625,118

OTHER INCOME (EXPENSES):
Interest income	3,065	16,389	8,776	32,900
Interest expense	(511,393)	(645,349)	(911,925)	(1,546,581)
Other income	—	491	(1,000)	491

Other expenses, net	(508,328)	(628,469)	(904,149)	(1,513,190)

INCOME BEFORE PROVISION FOR INCOME TAXES	1,021,774	543,305	571,300	111,928
PROVISION FOR INCOME TAXES	414,424	260,594	252,051	122,119

NET INCOME (LOSS)	$607,350	$282,711	$319,249	$(10,191)

NET INCOME (LOSS) PER SHARE (Basic and Diluted)	$0.22	$0.10	$0.12	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING — Basic	2,708,105	2,841,379	2,708,967	2,886,619

WEIGHTED AVERAGE SHARES OUTSTANDING — Diluted	2,741,712	2,841,379	2,732,590	2,886,619

See notes to unaudited consolidated financial statements.

BOYD BROS. TRANSPORTATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2002	2001

OPERATING ACTIVITIES:
Net income (loss)	$319,249	$(10,191)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,885,837	6,282,353
Net effect of sales-type leases on cost of independent contractors	(953,149)	322,493
Gain on disposal of property and equipment, net	(86,395)	(581,768)
Provision for deferred income taxes	(36,504)	—
Changes in assets and liabilities provided (used) cash:
Accounts receivable	(2,401,092)	(1,284,128)
Refundable income taxes	66,791	1,449,894
Other current assets	332,677	6,856
Deposits and other assets	162,800	(28,508)
Accounts payable- trade and interline	1,669,130	204,633
Accrued liabilities and other current liabilities	1,297,763	18,995

Net cash provided by operating activities	6,257,107	6,380,629

INVESTING ACTIVITIES:
Payments received on sales-type leases	1,763,801	1,195,026
Capital expenditures:
Revenue equipment	(3,677,307)	(1,400,293)
Other equipment	(757,469)	(229,035)
Construction in process	—	(107,040)
Proceeds from disposals of property and equipment	258,180	1,137,432

Net cash (used in) provided by investing activities	(2,412,795)	596,090

FINANCING ACTIVITIES:
Purchase of treasury stock	(42,254)	(738,041)
(Payments on) proceeds from line of credit — net	(210,540)	1,450,169
Proceeds from long-term debt	3,286,003	391,047
Principal payments on long-term debt	(8,704,637)	(6,421,754)

Net cash used in financing activities	(5,671,428)	(5,318,579)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,827,116)	1,658,140
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,221,455	1,273,281

BALANCE AT END OF PERIOD	$394,339	$2,931,421

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for :
Income taxes, net of refunds	$139,937	$(215,290)

Interest	$911,925	$1,546,580

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:

Net investment in sales-type leases	$(842,829)	$(472,826)

Dealer financed purchases of revenue equipment	$3,818,973	$—

See notes to unaudited consolidated financial statements.

BOYD BROS. TRANSPORTATION INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying consolidated financial statements have been prepared in compliance with Form 10-Q instructions and, thus, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements reflect all adjustments, including those of normal recurring nature, necessary to present fairly the results of the reported interim periods. Interim results are not necessarily indicative of results for a full year. The statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Company’s latest annual report on Form 10-K.

2. Principles of Consolidation

The consolidated financial statements include the accounts of Boyd Bros. and its wholly owned subsidiary, WTI Transport, Inc. (“WTI”). Boyd Bros. and WTI are referred to herein collectively as the “Company”. All significant inter-company balances, transactions and stockholdings have been eliminated.

3. Tires on Revenue Equipment

On April 3, 2002, the Internal Revenue Service issued Revenue Procedure 2002-27, effective for assets placed in service after December 31, 2001, which outlines an “original tire capitalization method” of accounting for the cost of original and replacement tires on trucks used in business activities. The rule provides for the capitalization of the cost of original tires and depreciation using the same depreciation method, recovery period, and convention that apply to the vehicle on which the tires were first installed. These original tires are considered to be part of the vehicle and are to be “disposed of” at the same time as the vehicle those tires were first installed on. For tires acquired on or prior to December 31, 2001, tires placed in service on newly purchased revenue equipment were carried at cost and depreciated over their useful lives, estimated to be eighteen months. Under the new method, replacement tires are to be expensed in the year installed, which is consistent with the Company’s past practice.

The original tire capitalization method was adopted for all tires placed into service after December 31, 2001. The tires applicable to tractor units and trailers are depreciated according to the asset they are considered a part of. There is no adjustment to the accounting for those tires already in service. A depreciation method being adopted for newly acquired assets that differs from the method(s) used for previously recorded assets of a similar class does not constitute a change in accounting principle but, rather, a change in accounting estimate.

The Company believes the new method will more appropriately reflect its financial results by better allocating costs of new tires over the useful lives of the vehicles they are considered to be part of. In addition, the new method more closely conforms to that prevalent in the industry in which the Company operates. The adoption of this method does not cause a lack of comparability of financial statements. The Company recognized approximately $44,000 less in operating expenses during the first six months of 2002 by applying the new method of depreciation.

4. Environmental Matters

The Company’s operations are subject to certain federal, state, and local laws and regulations concerning the environment. Certain of the Company’s facilities are located in historically industrial areas, and, therefore, there is the possibility of environmental liability as a result of operations by prior owners, as well as the Company’s use of fuels and underground storage tanks at its regional service centers.

5. Stockholders’ Equity

Earnings Per Share – For 2002, stock options of 33,607 and 23,623 were included in the computation of diluted net income for the three and six-month periods, respectively. The inclusion of the options in the dilutive earnings per share calculation had no effect on basic earnings per share for either period. No options were included in the diluted net income calculation for the comparative periods in 2001 because to do so would have been anti-dilutive as the exercise prices of all stock options were above the market price of the Company’s common stock.

Stock Purchase Plan - In February 1999, the Company’s Board of Directors authorized a program under which the Company may purchase up to 600,000 shares of its common stock in open market or negotiated transactions. During the second quarter of 2002, the Company did not purchase any shares under this program. However, during the first quarter of 2002, the Company purchased 6,500 shares of its common stock from related parties for $42,254, in accordance with the terms of the acquisition agreement pursuant to which the Company acquired WTI Transport in 1997.

6. Related Party Transactions

The Company entered into a consulting agreement with its Chairman Emeritus, Dempsey Boyd, effective January 1, 2002 through December 31, 2003. Mr. Boyd will be paid $145, 000 annually under this consulting agreement.

7. Goodwill

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

The Company adopted SFAS Nos. 141 and 142 on January 1, 2002 and, accordingly, ceased amortization of goodwill at that time. Goodwill amortization expense of $55,950 and $111,900 was included in the consolidated financial statements for the three and a six-months ended June 30, 2001, respectively. Had goodwill amortization expense not been recognized in 2001, earnings per share would have increased from $0.10 per share to $0.12 per share for the three months ended June 30, 2001 and from $(0.00) per share to $0.04 per share for the six months ended June 30, 2001.

As of June 30, 2002, the Company completed the first phase of transitional testing for the potential impairment of goodwill relating to its WTI subsidiary. The Company used a multiple of EBITDA (earnings before interest, tax, depreciation and amortization expenses) in evaluating the fair value of WTI. This was consistent with the valuation method used in calculating the original purchase price of WTI in 1997. As a result of such testing, the Company determined there was no impairment of goodwill that should be included in the accompanying financial statements. At June 30, 2002, the net book value recorded for goodwill was $3,452,446.

8. Accounting Standards Not Yet Adopted

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

9. Debt

The Company was not in compliance with certain financial covenant ratio requirements required by its loan agreement with its major lenders, including the term loan for the new Birmingham terminal, as of June 30, 2002. Management believes that its relationships with these lenders continues to be satisfactory, as it has in the past, despite the fact that from time to time the Company has been out of compliance with certain debt covenants. The Company has not yet obtained a waiver of these financial covenant ratio requirements, but the Company does expect to obtain such a waiver from the lender. There can be no assurance that the Company will be able to comply with these covenants in the future or that the Company’s lenders will provide waivers with respect to any such noncompliance. If the Company cannot obtain such waivers, the lenders may exercise their remedies under the applicable loan agreements, which may have a material adverse effect on the Company’s financial condition.

10. Segment Information

The Company has two reportable segments: Boyd and WTI. The Boyd division is a flatbed carrier that hauls primarily steel and building products throughout most of the continental United States, and operates 753 trucks. Boyd had 558 company drivers and 195 owner-operators as of June 30, 2002. The WTI division is a flatbed carrier that hauls steel and roofing products, primarily in the eastern two-thirds of the United States, and operates 217 trucks. WTI had 35 company drivers and 182 owner-operators as of June 30, 2002. Unaudited segment reporting information for the three and six-month periods ended June 30, 2002 and 2001 is as follows:

Results of Operations Three Months Ended June 30, 2002

	Boyd	WTI	Eliminations	Total
Operating revenues	$27,210,095	$5,500,377	$–	$32,710,472
Operating expenses	25,865,824	5,314,546	–	31,180,370
Operating income	1,344,271	185,831	–	1,530,102
Operating ratio	95.1%	96.6%		95.3%

Three Months Ended June 30, 2001

	Boyd	WTI	Eliminations	Total
Operating revenues	$26,614,728	$5,055,577	$–	$31,670,305
Operating expenses	25,567,830	4,930,701	–	30,498,531
Operating income	1,046,898	124,876	–	1,171,774
Operating ratio	96.1%	97.5%		96.3%

Six Months Ended June 30, 2002

	Boyd	WTI	Eliminations	Total
Operating revenues	$53,040,217	$10,299,681	$(36,457)	$63,303,441
Operating expenses	51,908,503	9,955,946	(36,457)	61,827,992
Operating income	1,131,714	343,735	–	1,475,449
Operating ratio	97.9%	96.7%		97.7%

Six Months Ended June 30, 2001

	Boyd	WTI	Eliminations	Total
Operating revenue	$52,457,879	$9,582,782	$(111,636)	$61,929,025
Operating expenses	50,667,801	9,747,742	(111,636)	60,303,907
Operating income	1,790,078	(164,960)	–	1,625,118
Operating ratio	96.6%	101.7%		97.4%

Identifiable Assets As of June 30, 2002
	Boyd	WTI		Total
Cash and cash equivalents	$604,868	$(210,529)		$394,339
Property and equipment	53,511,017	4,894,800		58,405,817
Long-term debt (including current maturities)	35,101,696	2,480,273		37,581,969

As of December 31, 2001
	Boyd	WTI		Total
Cash and cash equivalents	$943,574	$1,277,881		$2,221,455
Property and equipment	54,740,848	3,772,426		58,513,274
Long-term debt (including current maturities)	37,587,257	1,599,399		39,186,656

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached interim condensed consolidated financial statements and with the Company’s 2001 Annual Report to Stockholders, which included audited financial statements and notes thereto for the fiscal year ended December 31, 2001, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company, headquartered in Clayton, Alabama, is a flatbed truckload carrier that has two reportable segments: Boyd Bros. and WTI Transport (“WTI”). The Boyd Bros. division operates throughout most of the continental United States, hauling steel and building products. The WTI division hauls steel and roofing products, primarily in the eastern two-thirds of the United States. The Company typically serves high-volume, time-sensitive shippers that demand time definite delivery.

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

The Company continues to focus on marketing efforts and is broadening its customer base in diverse industries as well as stressing best-in-business service to its customers. The Company also remains committed to its emphasis on safety, and working to reduce insurance claims and costs. The Company believes these efforts are beginning to yield results in the form of profitable operations in the second quarter of 2002. Although results to date are not necessarily indicative of the Company’s performance for the year, the Company is encouraged by recent results. See “Factors That May Affect Future Results”, below.

Critical Accounting Policies

The methods, estimates and judgments the Company’s management uses in applying Company accounting policies may have a significant effect on the results the Company reports in its financial statements. The estimates and judgments in applying those accounting policies which may have the most significant effect on the Company’s financial statements and operating results include: allowance for doubtful accounts for tractors leased to owner-operators; determinations of impairment of long-lived assets; estimates of accrued liabilities for insurance and workers’ compensation; estimates of useful lives and salvage values for the depreciation of tractors and trailers; and allowance for doubtful accounts receivable. Please refer to “Management’s Discussion and Analysis of Financial Condition – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 for a fuller description of the Company’s critical accounting policies.

Additionally, on April 3, 2002, the Internal Revenue Service issued Revenue Procedure 2002-27, effective for assets placed in service after December 31, 2001, which outlines an “original tire capitalization method” of accounting for the cost of original and replacement tires on trucks used in business activities. The rule provides for the capitalization of the cost of original tires and depreciation using the same depreciation method, recovery period, and convention that apply to the vehicle on which the tires were first installed. These original tires are considered to be part of the vehicle and are to be “disposed of” at the same time as the vehicle on which those tires were first installed on. Replacement tires are to be expensed in the year installed.

This new tire capitalization method was adopted for all tires placed in service by the Company after December 31, 2001, and the tires applicable to tractor units and trailers are depreciated according to the asset of which they are considered a part of. Tires, which were already in service at December 31, 2001, are carried at cost and depreciated over their useful lives, estimated to be eighteen months. The effect of this change in accounting policy was that the Company recognized approximately $44,000 less in operating expenses during the first six months of 2002 than would have been recognized if the old method had been used. This expense will be recognized by the Company, but over a longer period of time.

Quarterly Review:

The following tables set forth, by segment, the percentage relationship of expense items to operating revenues and certain other operating statistics for the periods indicated:

	Company		Boyd		WTI

			Quarter Ended June 30,
	2002	2001	2002	2001	2002	2001

Operating revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Operating expenses
Salaries, wages, and employee benefits	28.4	31.5	31.7	34.9	12.5	13.2
Cost of independent contractors	30.8	23.9	24.3	16.6	62.7	62.7
Fuel	10.9	12.5	12.2	14.3	4.4	2.7
Operating supplies	8.2	9.5	9.0	10.3	4.5	5.1
Operating taxes and licenses	2.1	1.4	2.1	1.5	1.9	0.9
Insurance and claims	3.8	5.7	3.9	6.0	3.0	4.1
Communications and utilities	1.0	1.2	1.1	1.2	0.6	1.0
Depreciation and amortization	9.1	9.8	10.1	10.6	4.2	5.9
Gain on disposition of property and equipment, net	(0.2)	(0.2)	(0.2)	(0.3)	0.1	(0.1)
Other	1.3	1.0	1.0	0.8	2.7	1.9

Total operating expenses	95.4	96.3	95.2	95.9	96.6	97.4

Operating income	4.6	3.7	4.8	4.1	3.4	2.6
Interest expense, net	(1.6)	(2.0)	(1.7)	(2.2)	(1.0)	(0.9)
Other income	—	—	—	—	—	—

Income (loss) before income taxes	3.0	1.7	3.1	1.9	2.4	1.7
Income taxes (benefit)	1.3	0.8	1.3	0.8	1.1	1.2

Net income (loss)	1.7%	0.9%	1.8%	1.1%	1.3%	0.5%

	Company		Boyd		WTI

			Quarter Ended June 30,
	2002	2001	2002	2001	2002	2001

Company operated tractors	593	678	558	643	35	35
Owner-operated tractors	377	299	195	126	182	173

Total tractors	970	977	753	769	217	208

Company operated tractor %	61%	69%	74%	84%	16%	17%
Owner-operated tractor %	39%	31%	26%	16%	84%	83%

Total %	100%	100%	100%	100%	100%	100%

Quarterly Results of Operations

The Company’s total operating revenues increased $1,040,167 or 3.3% to $32,710,472 for the quarter ended June 30, 2002, compared with $31,670,305 for the same period in 2001. This change reflected an increase of $593,368 or 2.2% in the Boyd division and an increase of $444,799 or 8.8% in the WTI division. These changes are reflective of stronger freight conditions and also an increase in brokerage revenue for the Company.

Total operating expenses increased $681,839 or 2.2% to $31,180,370 for the second quarter ended June 30, 2002, compared to $30,498,531 for the same three months last year. Of this increase, $297,995 was attributable to the Boyd division. The WTI division accounted for $383,844 of the total increase. These increases are directly proportional to the increases in operating revenues.

As a percentage of revenues, the following operating expense accounts decreased for the total Company: salaries, wages and employee benefits, fuel, and operating supplies. Expenses related to company drivers are primarily in these accounts. As a percentage of revenues, cost of independent contractors increased by an amount approximating the sum decrease of the above-mentioned operating expense accounts. In the Boyd division, the number of company drivers decreased while the number of owner-operators increased, causing these shifts in expenses. These changes are primarily attributable to the Boyd division, as shown above in Boyd’s percentages.

Taxes and licenses increased $217,184 or 47.6% to $673,171 in the second quarter of 2002 compared to $455,987 in the second quarter of 2001. This increase was attributable to the increase in tractor values that are used for application of licensing and permitting. The Company acquired approximately fifty new tractors during the three months ended June 30, 2002.

During the second quarter of 2002, insurance and claims expense decreased $563,543 or 31.3% from the second quarter of 2001. This decrease is attributable to fewer claims and a lower accident rate during the second quarter of 2002. Additionally, insurance premiums were lower during 2002 due to the increase in the retention amount per occurrence of $500,000.

Depreciation and amortization decreased $143,461 or 4.6% to $2,973,889 from $3,117,352 in the second quarter of 2001. The decrease in depreciation and amortization for the quarter was primarily due to conversion of some company tractors to owner-operated tractors subject to lease/purchase arrangements. Effective January 1, 2002, the Company discontinued amortization of goodwill at its WTI division in accordance with SFAS No. 142 and changed its depreciation method of tires on revenue equipment. Because of these changes, the Company recognized approximately $78,000 less expense during the quarter ended June 30, 2002 as compared to the comparative period in 2001.

Interest expense for the second quarter declined $133,956 or 20.8% to $511,393 from $645,349 in the second quarter of 2001. Most of the Company’s revenue equipment financing is associated with the Boyd division because of its larger company-owned fleet, thus most of the decline in interest expense for the second quarter related to the Boyd division and reflected both lower debt levels and a lower LIBOR rate on borrowed funds.

Income tax expense for the three-month period ended June 30, 2002 was $414,424 resulting in an effective tax rate of 40.6%. This rate is greater than the Federal statutory rate primarily due to the effect of state taxes and the permanent non-deductibility of certain expenses for tax purposes.

Year-to-date Review:

	Company		Boyd		WTI

			Six Months Ended June 30,
	2002	2001	2002	2001	2002	2001

Operating revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Operating expenses
Salaries, wages, and employee benefits	29.5	33.0	32.6	36.6	13.2	13.1
Cost of independent contractors	30.1	22.9	24.0	15.4	61.4	64.9
Fuel	10.9	12.8	12.2	14.8	4.2	2.1
Operating supplies	8.3	9.6	9.0	10.2	4.8	6.0
Operating taxes and licenses	2.1	1.6	2.2	1.7	1.8	1.1
Insurance and claims	5.4	5.7	5.7	5.7	3.5	5.4
Communications and utilities	1.0	1.2	1.1	1.3	0.7	1.1
Depreciation and amortization	9.3	10.1	10.2	10.9	4.4	6.1
Gain on disposition of property and equipment, net	(0.1)	(0.9)	(0.2)	(1.0)	0.0	(0.5)
Other	1.2	1.3	0.9	1.1	2.6	2.3

Total operating expenses	97.7	97.3	97.7	96.7	96.6	101.6

Operating income	2.3	2.7	2.3	3.3	3.4	(1.6)
Interest expense, net	(1.4)	(2.4)	(1.5)	(2.7)	(0.8)	(1.1)
Other income	—	—	—	—	—	—

Income (loss) before income taxes	0.9	0.3	0.8	0.6	2.6	(2.7)
Income taxes (benefit)	0.4	0.2	0.2	0.3	1.2	(0.5)

Net income (loss)	0.5%	0.1%	0.6%	0.3%	1.4%	(3.2)%

	Company		Boyd		WTI

			Six Months Ended June 30,
	2002	2001	2002	2001	2002	2001

Company operated tractors	583	662	548	637	35	25
Owner-operated tractors	378	299	196	126	182	173

Total tractors	961	961	744	763	217	198

Company operated tractor %	61%	69%	74%	83%	16%	13%
Owner-operated tractor %	39%	31%	26%	17%	84%	87%

Total %	100%	100%	100%	100%	100%	100%

Year-to-date Results of Operations

The Company’s total operating revenues increased $1,374,416 or 2.2% to $63,303,441 for the six months ended June 30, 2002, compared with $61,929,025 for the same period in 2001. Of this increase, $1,040,167 occurred during the second quarter of 2002 as noted in the discussion of quarterly results above. These changes are reflective of stronger freight conditions and also an increase in the brokerage revenue for the Company.

Total operating expenses increased $1,524,085 or 2.5% to $61,827,992 for the six months ended June 30, 2002, compared to $60,303,907 for the first six months of 2001. The change in the Company’s operating expenses reflected primarily lower expenses for salaries, wages and employee benefits, fuel, operating supplies, and depreciation and amortization, together with reduced gains on the disposition of property and equipment, net, which were more than offset primarily by higher net cost of independent contractors.

As a percentage of revenues, the following operating expense accounts decreased for the total Company: salaries, wages and employee benefits, fuel, and operating supplies. Expenses related to company drivers are primarily in these accounts. These accounts changed due to the shift in the overall Company fleet. The fleet was 69.0% company operated for the first six months of 2001, and for the same period in 2002, the fleet was 61.0% company operated.

Depreciation and amortization decreased $396,516 or 6.3% during the first six months of 2002 to $5,885,837 from $6,282,353 during the same period of 2001. The decrease in depreciation and amortization was primarily associated with the Boyd division, which during the past year has converted some company tractors to owner-operated tractors subject to lease/purchase arrangements. Effective January 1, 2002, the Company discontinued amortization of goodwill at its WTI division in accordance with SFAS No.142 and changed its depreciation method of tires on revenue equipment. Because of these changes, the Company recognized approximately $156,000 less expense during the first six months of 2002 as compared to the comparative period in 2001.

Gain on disposition of property and equipment, net declined $495,373 or 85.1% to $86,395 in the first six months of 2002 from $581,768 in the first six months of 2001. As a percentage of operating revenues, gain on disposition of property and equipment, net declined to 0.1% from 0.9%. The lower gains related almost entirely to the Boyd division because it operates primarily with company-owned power units, which were effected by lower trade-in activity and depressed trade-in values for used tractors. The gains that are generated by entering into lease-purchase agreements with owner-operators are included in the net cost of independent contractors. The prior-year amount also included a gain of approximately $407,000 on the sale of the Company’s airplane during the first quarter of 2001.

Taxes and licenses increased $380,004 or 38.8% to $1,358,139 from $978,135 in the first six months of 2001. As a percentage of operating revenues, taxes and licenses increased to 2.1% from 1.6%. The increase in taxes and licenses reflected an increase in the new tractor values that are used for applying for permits. The Company acquired approximately one hundred new tractors during the first six months of 2002.

Interest expense for the first six months of 2002 decreased by $634,656 or 41.0% to $911,925 from $1,546,580 in the first six months of 2001. As a percentage of operating revenues, interest expense declined to 1.4% from 2.4%. Most of the Company’s revenue equipment financing is associated with the Boyd division because of its larger company-owned fleet, thus most of the decline in interest expense for the first six months of 2002 related to the Boyd division and reflected both lower debt levels and a lower LIBOR rate on borrowed funds.

Income tax expense for the six-month period ended June 30, 2002 was $252,051 and the effective tax rate was 44.1%. This rate is greater than the federal statutory rate because of the effect of state taxes and the permanent non-deductibility of certain expenses for tax purposes.

Liquidity and Capital Resources

The Company’s primary cash requirements are for capital expenditures and operating expenses, including labor costs, fuel costs, and operating supplies. Historically, the Company’s primary sources of cash have been from operations and bank borrowings.

Accounts receivable — trade and interline increased $2,729,746 or 27.1% to $12,785,640 at June 30, 2002, from $10,055,894 at December 31, 2001. Accounts receivable represented 15% of total assets compared with 13% of total assets at December 31, 2001. The number of days of revenue in accounts receivable at June 30, 2002, was 32.5 compared with 30.9 at December 31, 2001. The increase in accounts receivable at June 30, 2002 as compared to December 31, 2001 is attributable to the increase in sales volume. Because of the open, flatbed nature of its trailers, the Company historically has experienced increased shipping volume during the warm weather months as compared to the winter months. Net cash flow provided by operating activities was $6,257,107 during the first six months of 2002, compared to $6,380,629 during the same period in 2001. Accrued liabilities increased due to the Company increasing its retention per occurrence ($500,000 per claim) for liability claims for the period from July 1, 2001 to July 1, 2002. Beginning July 1, 2002, the retention per occurrence increased to $750,000.

The Company reserves for bad debts related to the sale-leaseback transactions with its owner-operators. Bad debt expense on such leases for the six months ended June 30, 2002 was $2,821,673 compared to $697,923 for the same period in 2001. This increase of $2,123,750 was due primarily to the increase in the number of owner-operators during 2002.

The Company’s bank debt relates largely to its revenue equipment, although a portion was incurred for the recent construction of a new terminal in Birmingham, Alabama. The construction loan was converted to a term loan in January 2001. The Company’s bank debt bears interest ranging from LIBOR (1.86 on June 28, 2002), plus 1.25% to LIBOR plus 2.75%, all payable in monthly installments and with maturities through December 2005 (January 2021 for the terminal loan). The bank debt is collateralized by revenue equipment and the real property related to the Birmingham terminal. The Company also has one line of credit totaling $2,500,000, bearing interest at the bank’s 30-day LIBOR rate plus 2.25%. As of June 30, 2002, the Company had no outstanding borrowings on this line of credit.

The Company was not in compliance with certain financial covenant ratio requirements required by its bank debt, including the term loan for the new Birmingham terminal, as of June 30, 2002. Although the Company remained out of compliance with these financial covenants as of June 30, 2002, management believes that its relationships with these lenders continues to be satisfactory, as it has in the past despite the fact that from time to time the Company has been out of compliance with certain debt covenants. The Company has not yet obtained a waiver of these financial covenant ratio requirements, but the Company does expect to obtain such a waiver from the lender. There can be no assurance that the Company will be able to comply with these covenants in the future or that the Company’s lenders will provide any additional waivers with respect to any such noncompliance. If the Company cannot obtain such additional waivers, the lenders may exercise their remedies under the applicable loan agreements, which may have a material adverse effect on the Company’s financial condition. During the third quarter of 2001, the Company and one of its major lenders consolidated all of its term notes maturing among various years into one master note. The principal payments are due equally over 60 months and the interest is LIBOR based and adjusted quarterly.

The Company believes that the availability of credit under its line of credit, together with internally generated cash, will be adequate to finance its operations through fiscal year 2002. The Company anticipates it will purchase approximately $1.6 million in both tractors and trailers during the last six months of fiscal 2002. Over the long term, the Company will continue to have significant capital needs that may require it to seek additional borrowings or equity capital. The availability of debt financing or equity capital will depend on prevailing market conditions, the market price of its common stock, and other factors over which the Company has no control, as well as the Company’s financial condition and results of operations.

Factors That May Affect Future Results

The Company’s future results may be affected by a number of factors over which the Company has little or no control. Fuel prices, insurance and claims costs, liability claims, interest rates, the availability of qualified drivers, fluctuations in the resale value of revenue equipment, economic and customer business cycles, and shipping demands are economic factors over which the Company has little or no control. Significant increases or rapid fluctuations in fuel prices, interest rates, insurance costs or liability claims, to the extent not offset by increases in freight rates, and the resale value of revenue equipment could reduce profitability. Weakness in the general economy, including a weakness in consumer demand for goods and services, could adversely affect customers and growth and revenues, if customers reduce their demand for transportation services. Weakness in customer demand for the Company’s services or in the general rate environment also may restrain the Company’s ability to increase rates or obtain fuel surcharges. It also is not possible to predict the medium or long-term effects of terrorist attacks on September 11, 2001, and subsequent events on the economy or on customer confidence in the United States, or the impact, if any, on the Company’s future results of operations.

The following issues and uncertainties, among other things, should be considered in evaluating the Company’s growth outlook:

Business uncertainties

The Company has experienced significant and rapid growth in revenue since the Company went public in May 1994. There can be no assurance that the Company’s business will continue to grow in a similar fashion in the future or that the Company can effectively adapt its management, administrative, and operational systems to respond to any future growth. Further, there can be no assurance that the Company’s operating margins will not be adversely affected by future changes in and expansion of the Company’s business or by changes in economic conditions.

Insurance

The Company’s future insurance and claims expenses might exceed historical levels, which could reduce earnings. The Company currently self-insures for a portion of the claims exposure resulting from cargo loss, personal injury, and property damage, combined up to $750,000 per occurrence, effective July 1, 2002. In addition, costs above the $750,000 self-insured amount, up to the Company’s coverage amount of two million dollars, will be shared by the Company at a rate of fifty percent. The workers’ compensation self-insurance level increased to a maximum of $500,000, and the health insurance self-insurance level is $175,000 per person per year. If the number or dollar amount of claims for which the Company is self-insured increases, operating results could be adversely affected.

The Company was involved in two accidents in the first quarter of 2002 that resulted in third party fatalities. During the first quarter of 2002, the self-insured amount for cargo loss, personal injury, and property damage, combined was up to $500,000 per occurrence, which would be the amount applicable to those two accidents if they result in claims. Each of these accidents, taken separately, has the potential to cause the Company to reach its total per occurrence retention amount for insurance purposes. To date, one claim has been filed against the Company with respect to one of these accidents. If the Company is ultimately found to have some liability for one or both of these accidents, the Company believes that its operating cash flows and unused line of credit would be sufficient to cover any amounts payable. Also, the Company maintains insurance coverage of up to two million dollars with licensed insurance companies above the amounts for which the Company is self-insured. As discussed above, effective July 1, 2002, the Company shares 50% of claims amounts within its two million dollars of insurance coverage. The terrorist attacks in the United States on September 11, 2001, and subsequent events, may result in additional increases in the Company’s insurance expenses. If these expenses continue to increase, and the Company is unable to offset the increase with higher freight rates, the Company’s earnings could be materially affected.

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

Inflation

Many of the Company’s operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. During 2000, 2001, and the first six months of 2002, the Company experienced fluctuations in fuel costs as a result of conditions in the petroleum industry. The Company also has periodically experienced some wage increases for drivers. Increases in fuel costs and driver compensation are expected to continue during 2002 and may affect operating income, unless the Company is able to pass those increased costs to customers through rate increases or fuel surcharges. The Company has initiated an aggressive program to obtain rate increases and fuel surcharges from customers in order to cover increased costs due to these increases in fuel prices, driver compensation, and other expenses and has been successful in implementing some fuel surcharges. Competitive conditions in the transportation industry, including lower demand for transportation services, could limit the Company’s ability to continue to obtain rate increases or fuel surcharges.

Fuel Price Trend

The motor carrier industry depends upon the availability of diesel fuel. Fuel shortages or increases in fuel taxes or fuel costs have adversely affected, and may in the future adversely affect, the profitability of the Company. Fuel prices have fluctuated greatly, and fuel taxes have generally increased in recent years. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past, the Company generally has been able to partially offset significant increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge which increases incrementally as the price of fuel increases. However, there can be no assurance that the Company will be able to recover any future increases in fuel costs and fuel taxes through increased rates. If fuel prices continue to increase or are sustained at these higher levels for a continuing period of time, the higher fuel costs may have a materially adverse effect on the financial condition and business operations of the Company. Additionally, the increased fuel costs may continue to have a materially adverse effect on the Company’s efforts to attract and retain owner-operators, expand its pool of available trucks, and diversify its operations.

Forward-looking Statements

With the exception of historical information, the matters discussed and statements made in this filing constitute forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Specifically, this filing contains forward-looking statements regarding the likely benefits from cost reductions; the programs being undertaken by the Company to increase service and reliability levels; expectations regarding the freight business and the economy; and results in future quarters and for the year. Whenever possible, the Company has identified these forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as “anticipates”, “may”, “believes”, “estimates”, “projects”, “expects”, “intends”, and words of similar import. Forward-looking statements contained in this filing involve certain assumptions, risks, and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. In particular, there can be no assurance that following factors will not have a negative impact on the Company’s expectations: whether the Company’s cost reductions will continue to result in an increase in the Company’s revenue; whether the Company’s long-term service assurance program will be successful; whether business conditions and the economy will improve, including the transportation and construction sectors, in particular; the Company’s ability to recruit and retain qualified drivers; the ability to control internal costs, particularly rising fuel costs that may or may not be passed on to the Company’s customers; departures and defaults by owner-operators; the cost of complying with governmental regulations that are applicable to the Company; costs associated with increased insurance and claims expense, and other risk factors. These assumptions, risks and uncertainties include, but are not limited to, those discussed or indicated in all documents filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The Company expressly disclaims any obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate risk due to its long-term debt, which at June 30, 2002, bore interest rates ranging from 1.25% to 2.75% above the bank’s LIBOR rate. Under the provisions of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” the Company has estimated the fair value of its long-term debt approximates its carrying value, using a discounted cash flow analysis based on borrowing rates available to the Company. The effect of a hypothetical 10% increase in interest rates would increase the estimated fair value of the Company’s long-term debt by approximately $250,000. Management believes that current working capital funds are sufficient to offset any adverse effects caused by changes in the interest rates.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On May 14, 2002, the Company held its 2002 annual meeting of stockholders. A total of 2,461,863 shares, or 91%, of the Company’s outstanding shares, were represented at the meeting, either in person or by proxy.

Three directors were nominated by the Company’s Board of Directors to serve new three-year terms. These nominees, and the voting results for each, are listed below:

	Term Expires	For	Withheld

Richard C. Bailey	2005	2,446,648	15,215
Stephen J. Silverman	2005	2,447,513	14,350
J. Mark Dunning	2005	2,447,513	14,350

Incumbent directors not standing for election at the 2002 annual meeting of stockholders and whose terms continued after the meeting were:

Term Expires
J. Larry Baxter	2003
Gail B. Cooper	2003
Boyd Whigham	2004

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits, Financial Statements and Schedules

10.1	Master Security Agreement dated May 31, 2002 by and between the Company and General Electric Capital Corporation.
10.2	Promissory Note dated May 31, 2002 by and between the Company and General Electric Capital Corporation.
10.3	Consulting Agreement dated January 1, 2002 by and between the Company and Dempsey Boyd.
99.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boyd Bros. Transportation Inc.
(Registrant)

Date: August 14, 2002	/s/ Richard C. Bailey

Richard C. Bailey, Chief Financial Officer
(Principal Accounting Officer)