Form 10-Q
period 2002-09-30
BOYD BROS TRANSPORTATION INC
filed 2002-11-13
CIK 920907

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________ to ________________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 13, 2002.

Common Stock, $.001 Par Value	2,708,105
(Class)	(Number of Shares)

INDEX

			Page Number
Part I.	Financial Information
	Item 1.	Consolidated Financial Statements
		Consolidated Balance Sheets September 30, 2002 (unaudited) and December 31, 2001	3
		Consolidated Statements of Income (unaudited) Three- and Nine-month Periods Ended September 30, 2002 and 2001	5
		Consolidated Statements of Cash Flows (unaudited) Nine-month Periods Ended September 30, 2002 and 2001	6
		Notes to Consolidated Financial Statements	7
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19
	Item 4.	Disclosure Controls and Procedures	19
Part II.	Other Information
Item 1.	Legal Proceedings	20
Item 2.	Changes in Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits and Reports on Form 8-K	20
Signatures		21

BOYD BROS. TRANSPORTATION INC.

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001

	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$570,542	$2,221,455
Short-term investments	278,000	278,000
Accounts receivable:
Trade and interline	11,296,855	10,055,894
Other	823,054	956,576
Current portion of net investment in sales-type leases	1,309,841	1,200,175
Income tax receivable	797,687	339,220
Parts and supplies inventory	598,244	497,637
Tires on revenue equipment	71,700	152,300
Prepaid licenses and permits	705,534	946,054
Other prepaid expenses	948,602	1,157,370
Deferred income taxes	1,618,437	1,497,047

Total current assets	19,018,496	19,301,728

PROPERTY AND EQUIPMENT:
Land and land improvements	2,948,297	2,800,523
Buildings	7,764,285	7,635,280
Revenue equipment	65,873,518	70,927,529
Other equipment	12,382,664	12,090,626
Leasehold improvements	386,384	384,884

Total	89,355,148	93,838,842
Less accumulated depreciation and amortization	33,310,977	35,325,568

Property and equipment, net	56,044,171	58,513,274

OTHER ASSETS:
Net investment in sales-type leases	5,072,783	3,850,821
Goodwill	3,452,446	3,452,446
Revenue equipment held for lease	1,455,406	500,125
Deposits and other assets	407,208	465,112

Total other assets	10,387,843	8,268,504

TOTAL	$85,450,510	$86,083,506

See notes to unaudited consolidated financial statements.

BOYD BROS. TRANSPORTATION INC.

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001

	(UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$—	$210,540
Accounts payable – trade and interline	2,141,643	3,339,973
Current maturities of long-term debt	13,682,298	13,580,359
Accrued liabilities:
Self-insurance claims	4,705,332	2,820,773
Salaries and wages	821,746	485,599
Other	1,401,882	953,694

Total current liabilities	22,752,901	21,390,938
LONG-TERM DEBT	22,360,460	25,606,297
DEFERRED INCOME TAXES	14,272,229	13,798,144

Total liabilities	59,385,590	60,795,379

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value – 1,000,000 shares authorized; no shares issued and outstanding
Common stock, $.001 par value – 10,000,000 shares authorized; 4,069,640 shares issued and outstanding	4,070	4,070
Treasury stock at cost; 1,361,535 shares (2002) and 1,355,041 shares (2001)	(9,638,274)	(9,609,190)
Additional paid-in capital	16,884,622	16,884,622
Retained earnings	18,814,502	18,008,625

Total stockholders’ equity	26,064,920	25,288,127

TOTAL	$85,450,510	$86,083,506

See notes to unaudited consolidated financial statements.

BOYD BROS. TRANSPORTATION INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

OPERATING REVENUES	$33,180,688	$32,457,010	$96,520,586	$94,386,035

OPERATING EXPENSES:
Salaries, wages and employee benefits	9,400,322	9,743,527	28,052,461	30,207,523
Cost of independent contractors	10,447,009	8,490,937	29,526,224	22,655,407
Fuel	3,443,561	3,632,761	10,343,389	11,586,663
Operating supplies	2,761,513	3,196,604	8,039,782	9,151,838
Operating taxes and licenses	637,648	639,862	1,984,758	1,617,997
Insurance and claims	1,774,103	1,769,989	5,230,345	5,295,495
Communications and utilities	297,074	304,700	947,294	1,069,706
Depreciation and amortization	2,849,606	3,043,832	8,685,443	9,326,184
Gain on disposition of property and equipment, net	(160,916)	(10,024)	(247,312)	(591,792)
Other	388,948	664,390	1,140,766	1,461,463

Total operating expenses	31,838,868	31,476,578	93,703,150	91,780,484

OPERATING INCOME	1,341,820	980,432	2,817,436	2,605,551

OTHER INCOME (EXPENSES):
Interest income	2,696	14,946	11,472	47,845
Interest expense	(518,190)	(581,439)	(1,430,114)	(2,128,021)
Other expenses	—	(11,923)	(1,000)	(11,432)

Other expenses, net	(515,494)	(578,416)	(1,419,642)	(2,091,608)

INCOME BEFORE PROVISION FOR INCOME TAXES	826,326	402,016	1,397,794	513,943
PROVISION FOR INCOME TAXES	331,252	171,806	583,301	293,925

NET INCOME	$495,074	$230,210	$814,493	$220,018

BASIC NET INCOME PER SHARE	$0.18	$0.08	$0.30	$0.08

DILUTED NET INCOME PER SHARE	$0.18	$0.08	$0.29	$0.08

AVERAGE SHARES OUTSTANDING	2,706,781	2,794,140	2,709,122	2,855,465

AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	2,825,674	2,794,140	2,767,228	2,855,465

See notes to unaudited consolidated financial statements.

BOYD BROS. TRANSPORTATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Nine Months Ended September 30,
	2002	2001

OPERATING ACTIVITIES:
Net income	$814,493	$220,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,685,443	9,326,184
Net effect of sales-type leases on cost of independent contractors	(1,147,441)	(340,497)
Gain on disposal of property and equipment, net	(247,312)	(591,792)
Provision for deferred income taxes	352,695	—
Changes in assets and liabilities provided (used) cash:
Accounts receivable	(1,107,439)	(2,162,111)
Refundable income taxes	(458,467)	1,623,928
Other current assets	429,281	(929,260)
Deposits and other assets	49,288	(33,389)
Accounts payable- trade and interline	(1,198,330)	1,861,999
Accrued liabilities and other current liabilities	2,668,894	501,973

Net cash provided by operating activities	8,841,105	9,477,053

INVESTING ACTIVITIES:
Payments received on sales-type leases	2,056,031	2,155,271
Capital expenditures:
Revenue equipment	(4,048,047)	(1,400,293)
Other equipment	(822,351)	(244,478)
Construction in process	—	(107,040)
Proceeds from disposals of property and equipment	1,060,105	1,152,432

Net cash (used in) provided by investing activities	(1,754,262)	1,555,892

FINANCING ACTIVITIES:
Purchase of treasury stock	(29,084)	(1,082,166)
Payments on line of credit – net	(210,540)	(871,893)
Proceeds from long-term debt	3,286,003	391,047
Principal payments on long-term debt	(11,784,135)	(9,705,034)

Net cash used in financing activities	(8,737,756)	(11,268,046)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,650,913)	(235,101)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,221,455	1,273,281

BALANCE AT END OF PERIOD	$570,542	$1,038,180

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for :
Income taxes, net of refunds	$747,483	$(43,484)

Interest	$1,430,114	$2,128,021

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Net investment in sales-type leases	$(2,865,402)	$828,091

Dealer financed purchases of revenue equipment	$5,354,235	$—

See notes to unaudited consolidated financial statements.

BOYD BROS. TRANSPORTATION INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying consolidated financial statements have been prepared in compliance with Form 10-Q instructions and, thus, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements reflect all adjustments, including those of normal recurring nature, necessary to present fairly the results of the reported interim periods. Interim results are not necessarily indicative of results for a full year. The statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Company ’s latest annual report on Form 10-K.

2. Principles of Consolidation

The consolidated financial statements include the accounts of Boyd Bros. and its wholly owned subsidiary, WTI Transport, Inc. (“WTI”). Boyd Bros. and WTI are referred to herein collectively as the “Company”. All significant inter-company balances, transactions and stockholdings have been eliminated. Certain reclassifications have been made to the consolidated statement of cash flows for the nine-month period ending September 30, 2001, to conform to the current period presented.

3. Tires on Revenue Equipment

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

The Company believes the new method will more appropriately reflect its financial results by better allocating costs of new tires over the useful lives of the vehicles they are considered to be part of. In addition, the new method more closely conforms to that prevalent in the industry in which the Company operates. The adoption of this method does not cause a lack of comparability of financial statements. The Company recognized approximately $66,000 less in operating expenses during the first nine months of 2002 by applying the new method of depreciation.

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

5. Stockholders’ Equity

Earnings Per Share – For 2002, stock options of 118,998 and 58,782 were included in the computation of diluted net income for the three and nine-month periods, respectively. The inclusion of the options in the dilutive earnings per share calculation had an effect of ($.01) on basic earnings per share for the nine- month period ended September 30, 2002. No options were included in the diluted net income calculation for the comparative periods in 2001 because to do so would have been anti-dilutive as the exercise prices of all stock options were above the average market price of the Company’s common stock for the periods presented.

Stock Purchase Plan – In February 1999, the Company’s Board of Directors authorized a program under which the Company may purchase up to 600,000 shares of its common stock in open market or negotiated transactions. During the first quarter of 2002, the Company purchased 6,500 shares of its common stock from related parties for $42,250, in accordance with the terms of the acquisition agreement pursuant to which the Company acquired WTI Transport in 1997. During the third quarter of 2002, the Company did not purchase any shares under this program. However, during the third quarter of 2002, the Company issued shares from treasury stock to the Employee Stock Purchase Plan for $13,170.

6. Related Party Transactions

The Company entered into a consulting agreement with its Chairman Emeritus, Dempsey Boyd, effective January 1, 2002 through December 31, 2003. Mr. Boyd will be paid $145,000 annually under this consulting agreement. Mr. Boyd provides advice and expertise, and performs such duties and services from time to time, during the term of the agreement, as the Company reasonably requests. The services provided include, without limitation, negotiating equipment and tire agreements, reviewing equipment requirements, researching and investigating equipment, advising the Company regarding certain ongoing litigation matters, advising the Company regarding construction projects and providing the Company with an experienced perspective on the trucking industry.

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

The Company adopted SFAS Nos. 141 and 142 on January 1, 2002 and, accordingly, ceased amortization of goodwill at that time. Goodwill amortization expense of $55,950 and $167,850 were included in the consolidated financial statements for the three and nine-month periods ended September 30, 2001, respectively. Had goodwill amortization expense not been recognized in 2001, earnings per share would have increased from $0.08 per share to $0.09 per share for the three months ended September 30, 2001 and from $0.08 per share to $0.11 per share for the nine months ended September 30, 2001.

As of June 30, 2002, the Company completed the first phase of transitional testing for the potential impairment of goodwill relating to its WTI subsidiary. This goodwill impairment test is to be completed annually unless events or evidence exist that would significantly alter amounts used in the annual calculation. The Company used a multiple of EBITDA (earnings before interest, tax, depreciation and amortization expenses) in evaluating the fair value of WTI. This was consistent with the valuation method used in calculating the original purchase price of WTI in 1997. As a result of such testing, the Company determined there was no impairment of goodwill that should be included in the accompanying financial statements. At June 30, 2002, the net book value recorded for goodwill was $3,452,446. No events have occurred since this assessment to cause a significant change in the values used for computation. Thus, another impairment test was not performed during the third quarter of 2002.

8. Segment Information

The Company has two reportable segments: Boyd and WTI. The Boyd division is a flatbed carrier that hauls primarily steel and building products throughout most of the continental United States, and operates 740 trucks. Boyd had 545 company drivers and 195 owner-operators as of September 30, 2002. The WTI division is a flatbed carrier that hauls steel and roofing products, primarily in the eastern two-thirds of the United States, and operates 219 trucks. WTI had 33 company drivers and 186 owner-operators as of September 30, 2002. Unaudited segment reporting information for the three and nine-month periods ended September 30, 2002 and 2001 is as follows:

Results of Operations
Three Months Ended Sept. 30, 2002
	Boyd	WTI	Eliminations	Total
Operating revenues	$27,756,409	$5,424,279	$—	$33,180,688
Operating expenses	26,633,626	5,205,242	—	31,838,868
Operating income	1,122,783	219,037	—	1,341,820
Operating ratio	96.0%	96.0%		96.0%

Three Months Ended Sept. 30, 2001
	Boyd	WTI	Eliminations	Total
Operating revenues	$27,267,248	$5,189,762	$—	$32,457,010
Operating expenses	26,371,833	5,104,745	—	31,476,578
Operating income	895,415	85,017	—	980,432
Operating ratio	96.7%	98.4%		97.0%

Nine Months Ended Sept. 30, 2002
	Boyd	WTI	Eliminations	Total
Operating revenues	$80,796,627	$15,723,959		$96,520,586
Operating expenses	78,542,132	15,161,018	—	93,703,150
Operating income	2,254,495	562,941	—	2,817,436
Operating ratio	97.2%	96.4%		97.1%

Nine Months Ended Sept. 30, 2001
	Boyd	WTI	Eliminations	Total
Operating revenue	$79,725,127	$14,772,544	$(111,636)	$94,386,035
Operating expenses	77,039,633	14,852,487	(111,636)	91,780,484
Operating income	2,685,494	(79,943)	—	2,605,551
Operating ratio	96.6%	100.5%		97.2%

Identifiable Assets
As of September 30, 2002
	Boyd	WTI		Total
Cash and cash equivalents	$533,582	$36,960		$570,542
Property and equipment	51,377,626	4,666,545		56,044,171
Long-term debt (excluding current maturities)	20,774,496	1,585,964		22,360,460

As of December 31, 2001
	Boyd	WTI		Total
Cash and cash equivalents	$943,574	$1,277,881		$2,221,455
Property and equipment	54,740,848	3,772,426		58,513,274
Long-term debt (excluding current maturities)	25,364,623	241,674		25,606,297

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

Overview

The Company, headquartered in Clayton, Alabama, is a flatbed truckload carrier that has two reportable segments: Boyd Bros. and WTI Transport (“WTI”). The Boyd Bros. division operates throughout most of the continental United States, hauling primarily steel and building products. The WTI division hauls steel and roofing products, primarily in the eastern two-thirds of the United States. The Company typically serves high-volume, time-sensitive shippers that demand time definite delivery.

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

The Company continues to focus on marketing efforts and is broadening its customer base outside of the steel and building products industries, as well as stressing best-in-business service to its customers. The Company remains committed to its emphasis on safety while working to reduce insurance claims and costs. The Company believes these efforts are beginning to yield results in the form of profitable operations in the second and third quarters of 2002, however, results to date are not necessarily indicative of the Company’s performance for the year. See “Factors That May Affect Future Results”, below.

Critical Accounting Policies

The methods, estimates and judgments the Company’s management uses in applying Company accounting policies may have a significant effect on the results the Company reports in its financial statements. The estimates and judgments in applying those accounting policies which may have the most significant effect on the Company’s financial statements and operating results include: allowance for doubtful accounts for tractors leased to owner-operators; determinations of impairment of long-lived assets; estimates of accrued liabilities for claims and workers’ compensation; estimates of useful lives and salvage values for the depreciation of tractors and trailers; and allowance for doubtful accounts receivable. Please refer to “Management’s Discussion and Analysis of Financial Condition – Critical Accounting Policies” in the Company ’s Annual Report on Form 10-K for the year ended December 31, 2001 for a more complete description of the Company’s critical accounting policies.

Quarterly Review:

The following tables set forth, by segment, the percentage relationship of expense items to operating revenues and certain other operating statistics for the periods indicated:

	Company		Boyd		WTI

	Quarter Ended September 30,
	2002	2001	2002	2001	2002	2001

Operating revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Operating expenses
Salaries, wages, and employee benefits	28.3	30.0	31.4	32.9	12.8	15.0
Cost of independent contractors	31.5	26.2	25.4	20.4	62.8	56.3
Fuel	10.4	11.2	11.7	12.5	3.8	4.4
Operating supplies	8.3	9.8	8.9	10.4	5.5	7.1
Operating taxes and licenses	1.9	2.0	2.0	2.1	1.3	1.5
Insurance and claims	5.3	5.5	6.1	5.6	1.4	4.6
Communications and utilities	1.0	0.9	0.9	0.8	0.8	1.2
Depreciation and amortization	8.6	9.4	9.4	10.1	4.3	5.7
Gain on disposition of property and equipment, net	(0.5)	(0.0)	(0.6)	(0.0)	0.0	(0.2)
Other	1.2	2.0	0.8	1.9	3.3	2.8

Total operating expenses	96.0	97.0	96.0	96.7	96.0	98.4

Operating income	4.1	3.0	4.0	3.2	4.0	1.7
Interest expense, net	(1.6)	(1.8)	(1.9)	(2.0)	0.0	(0.4)

Income before income taxes	2.5	1.2	2.1	1.2	4.0	1.3
Income taxes	1.0	0.5	0.8	0.4	1.8	1.1

Net income	1.5%	0.7%	1.3%	0.8%	2.2%	0.2%

	Company		Boyd		WTI

	Quarter Ended September 30,
	2002	2001	2002	2001	2002	2001

Company operated tractors	578	605	545	564	33	41
Owner-operated tractors	381	371	195	185	186	186

Total tractors	959	976	740	749	219	227

Company operated tractor %	58%	62%	74%	75%	13%	18%
Owner-operated tractor %	42%	38%	26%	25%	87%	82%

Total %	100%	100%	100%	100%	100%	100%

Quarterly Results of Operations

The Company’s total operating revenues increased $723,678, or 2.2%, to $33,180,688 for the quarter ended September 30, 2002, compared with $32,457,010 for the same period in 2001. This change reflected an increase of $489,161, or 1.8%, in the Boyd division and an increase of $234,517, or 4.5%, in the WTI division. These changes are reflective of diversification outside of the steel and building materials industries and are also reflective of an increase in revenue resulting from the Company’s brokerage of freight onto outside carriers.

Total operating expenses increased $362,290, or 1.2%, to $31,838,868 for the third quarter ended September 30, 2002, compared to $31,476,578 for the same three months last year. Of this increase, $261,793 was attributable to the Boyd division. The WTI division accounted for $100,497 of the total increase. These increases are directly proportional to the increases in operating revenues. Owner-operators are responsible for payment of the expenses they incur including fuel, operating supplies, and taxes and licenses, while the Company incurs these expenses related to Company drivers. Consequently, the amount paid per mile (shown as salaries and wages for Company drivers and within cost of independent contractors for owner-operators) for owner-operators is greater than that of Company drivers.

As a percentage of revenues, the following operating expense accounts decreased for the total Company: salaries, wages and employee benefits, fuel, operating supplies, and taxes and licenses. Expenses related to Company drivers are primarily in these accounts. As a percentage of revenues, the sum of the aforementioned accounts decreased by 4.1% for the quarter ended September 30, 2002 compared to the same period last year. As a percentage of revenues, cost of independent contractors increased by 5.3% for the quarter ended September 30, 2002 compared to the same period last year, and the changes are primarily attributable to the Boyd division’s increase in owner-operators. The total Company’s decrease in these accounts for the third quarter of 2002 over the same period of 2001 was $969,710. The Boyd division accounted for $788,915 of the change. In the Boyd division, the number of miles hauled by Company drivers decreased while the number of owner-operators miles increased, causing shifts in expenses. Boyd division Company drivers accounted for 70.2% of total miles hauled for the third quarter of 2002 and 73.3% in 2001. Boyd division owner-operators accounted for 29.8% of total miles hauled for the third quarter of 2002 and 26.7% in 2001.

Depreciation and amortization decreased $194,226, or 6.4%, to $2,849,606 from $3,043,832 in the third quarter of 2001. The decrease in depreciation and amortization for the quarter was primarily due to the conversion of some company tractors to owner-operated tractors subject to lease/purchase arrangements. Effective January 1, 2002, the Company discontinued amortization of goodwill at its WTI division in accordance with SFAS No. 142 and changed its depreciation method of tires on revenue equipment. Because of these changes, the Company recognized approximately $78,000 less expense during the quarter ended September 30, 2002 as compared to the same period in 2001.

Other operating expenses decreased by $275,442 for the quarter ended September 30, 2002 over the comparative period of 2001. The decrease is due to a decrease in uncollectible revenue. During 2001, certain of the Company’s customers, primarily in the steel industry, filed bankruptcy causing an increase in uncollectible revenue. The Boyd division incurred an additional $300,000 in bad debt expense during the third quarter of 2001 to account for the lack of collectibility from bankrupt customers.

Income tax expense for the three-month period ended September 30, 2002 was $331,252 resulting in an effective tax rate of 40.1%. This rate is greater than the Federal statutory rate primarily due to the effect of state taxes and the permanent non-deductibility of certain expenses for tax purposes.

Year-to-date Review:

	Company		Boyd		WTI

	Nine Months Ended September 30,
	2002	2001	2002	2001	2002	2001

Operating revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Operating expenses
Salaries, wages, and employee benefits	29.1	32.0	32.2	35.3	13.1	13.8
Cost of independent contractors	30.6	24.0	24.5	17.1	61.9	61.9
Fuel	10.7	12.3	12.0	14.0	4.1	2.9
Operating supplies	8.3	9.7	9.0	10.3	5.0	6.4
Operating taxes and licenses	2.1	1.7	2.1	1.8	1.6	1.2
Insurance and claims	5.4	5.6	5.9	5.7	2.8	5.1
Communications and utilities	1.0	1.1	1.0	1.1	0.8	1.1
Depreciation and amortization	9.0	9.9	9.9	10.6	4.3	6.0
Gain on disposition of property and equipment, net	(0.3)	(0.6)	(0.3)	(0.7)	0.0	(0.4)
Other	1.2	1.5	0.9	1.4	2.8	2.5

Total operating expenses	97.1	97.2	97.2	96.6	96.4	100.5

Operating income	2.9	2.8	2.8	3.4	3.6	(0.5)
Interest expense, net	(1.5)	(2.2)	(1.6)	(2.5)	(0.6)	(0.8)
Other income	—	—	—	—	—	—

Income (loss) before income taxes	1.4	0.6	1.2	0.9	3.0	(1.3)
Income taxes (benefit)	0.6	0.3	0.5	0.4	1.4	(0.1)

Net income (loss)	0.8%	0.3%	0.7%	0.5%	1.6%	(1.4)%

	Company		Boyd		WTI

	Nine Months Ended September 30,
	2002	2001	2002	2001	2002	2001

Company operated tractors	579	657	547	615	32	42
Owner-operated tractors	368	316	196	144	172	172

Total tractors	947	973	743	759	204	214

Company operated tractor %	61%	68%	74%	81%	16%	20%
Owner-operated tractor %	39%	32%	26%	19%	84%	80%

Total %	100%	100%	100%	100%	100%	100%

Year-to-date Results of Operations

The Company’s total operating revenues increased $2,134,551, or 2.3%, to $96,520,586 for the nine months ended September 30, 2002, compared with $94,386,035 for the same period in 2001. These changes are reflective of diversification outside of the steel and building materials industries and also reflective of an increase in revenue resulting from the Company’s brokerage of freight onto outside carriers.

Total operating expenses increased $1,922,666, or 2.1%, to $93,703,150 for the nine months ended September 30, 2002, compared to $91,780,484 for the first nine months of 2001. The change in the Company’s operating expenses reflected primarily lower expenses for salaries, wages and employee benefits, fuel, operating supplies, depreciation and amortization, and other expenses together with reduced gains on the disposition of property and equipment, net, and increases in taxes and licenses. These changes were more than offset primarily by higher net cost of independent contractors. Owner-operators are responsible for payment of the expenses they incur including fuel, operating supplies, and taxes and licenses, while the Company incurs these expenses related to Company drivers. Consequently, the amount paid per mile (shown as salaries and wages for Company drivers and within cost of independent contractors for owner-operators) for owner-operators is greater than that of Company drivers.

As a percentage of revenues, the following operating expense accounts decreased for the total Company: salaries, wages and employee benefits, fuel, and operating supplies. Expenses related to Company drivers are primarily in these accounts. These accounts changed due to the shift in the overall Company fleet. The fleet was 66.0% Company operated for the first nine months of 2001, and for the same period in 2002, the fleet was 60.0% Company operated. The total Company decrease in these accounts from the nine months ended September 30, 2001 to 2002 was $4,510,392. The Boyd division accounted for a decrease of $4,591,818, and the WTI division accounted for an increase of $81,426. Boyd division owner-operator miles for the first nine months of 2002 increased by 31.1% as a percentage of total miles hauled by the Boyd division as compared to 2001 figures. The total Company’s increase in net cost of independent contractors for the nine months ended September 30, 2002 was $6,870,817, of which $6,172,667 was attributable to the Boyd division. Insurance and claims for the WTI division decreased by 2.3%, as a percentage of revenue, for the nine months ended September 30, 2002 over the same period of 2001. This decrease was due to a decrease in premiums resulting from increases in self-insured amounts. The Boyd division did not realize such decreases in insurance and claims due to the accidents described under “Factors That May Effect Future Results”. Fuel for the WTI division increased by 1.2%, as a percentage of revenue, for the nine months ended September 30, 2002 over the same period of 2001. This increase was due to the collection of fewer fuel surcharges from customers during the first two quarters of 2002.

Taxes and licenses increased $366,761, or 22.7%, to $1,984,758 from $1,617,997 in the first nine months of 2001. As a percentage of operating revenues, taxes and licenses increased to 2.1% from 1.7%. The increase in taxes and licenses reflected an increase in the new tractor values that are used for applying for permits. The Company acquired approximately one hundred twenty-five new tractors during the first nine months of 2002.

Depreciation and amortization decreased $640,741, or 6.9%, during the first nine months of 2002 to $8,685,443 from $9,326,184 during the same period of 2001. The decrease in depreciation and amortization was primarily associated with the Boyd division, which during the past year has converted certain Company tractors to owner-operated tractors subject to lease/purchase arrangements. Effective January 1, 2002, the Company discontinued amortization of goodwill at its WTI division in accordance with SFAS No.142 and changed its depreciation method of tires on revenue equipment. Because of these changes, the Company recognized approximately $234,000 less expense during the first nine months of 2002 as compared to the same period in 2001.

Gain on disposition of property and equipment, net declined $344,480, or 58.2%, to $247,312 in the first nine months of 2002 from $591,792 in the first nine months of 2001. As a percentage of operating revenues, gain on disposition of property and equipment, net declined to 0.3% from 0.6%. The lower gains related primarily to company-owned power units, which were affected by lower trade-in activity and depressed trade-in values for used tractors. The gains that are generated by entering into lease-purchase agreements with owner-operators are included in the net cost of independent contractors. The prior-year amount also included a gain of approximately $407,000 on the sale of the Company’s airplane during the first quarter of 2001.

Interest expense for the first nine months of 2002 decreased by $697,907, or 32.8%, to $1,430,114 from $2,128,021 in the first nine months of 2001. As a percentage of operating revenues, interest expense declined to 1.5% from 2.2%. Most of the Company’s revenue equipment financing is associated with the Boyd division because of its larger Company-owned fleet, thus most of the decline in interest expense for the first nine months of 2002 related to the Boyd division and reflected both lower debt levels and a lower interest rate on borrowed funds.

Income tax expense for the nine-month period ended September 30, 2002 was $583,301 and the effective tax rate was 41.7%. This rate is greater than the federal statutory rate because of the effect of state taxes and the permanent non-deductibility of certain expenses for tax purposes.

Liquidity and Capital Resources

The Company’s primary cash requirements are for capital expenditures and operating expenses, including labor costs, fuel costs, and operating supplies. Historically, the Company’s primary sources of cash have been from operations and bank borrowings.

Accounts receivable – trade and interline increased $1,240,961, or 12.3%, to $11,296,855 at September 30, 2002, from $10,055,894 at December 31, 2001. Accounts receivable represented 14.5% of total assets compared with 13.0% of total assets at December 31, 2001. The number of days of revenue in accounts receivable at September 30, 2002, was 31.8 compared with 30.9 at December 31, 2001. The increase in accounts receivable at September 30, 2002 as compared to December 31, 2001 is attributable to the increase in sales. Because of the open, flatbed nature of its trailers, the Company historically has experienced increased shipping volume during the warm weather months as compared to the winter months. Net cash flow provided by operating activities was $8,841,105 during the first nine months of 2002, compared to $9,477,053 during the same period in 2001.

Accrued liabilities increased due to the Company increasing its retention per occurrence ($500,000 per claim) for liability claims for the period from July 1, 2001 to July 1, 2002. Beginning July 1, 2002, the retention per occurrence increased to $750,000.

The Company reserves for bad debts related to the sale-leaseback transactions with its owner-operators. Bad debt expense on such leases for the nine months ended September 30, 2002 was $5,258,381 compared to $1,670,963 for the same period in 2001. This increase of $3,587,418 was due primarily to the increase in owner-operator activity during 2002. This increase in owner-operator activity resulted in more leaseback sale transactions, which subsequently resulted in increases in bad debt expense. Owner-operators accounted for 35% of the total fleet for the nine months ended September 30, 2001 and owner-operators accounted for 39% of the total fleet for the same period of 2002.

The Company’s bank debt relates largely to its revenue equipment, although a portion was incurred for the recent construction of a new terminal in Birmingham, Alabama. The construction loan was converted to a term loan in January 2001. The Company’s bank debt bears interest ranging from LIBOR plus 1.25% to LIBOR plus 2.75%, all payable in monthly installments and with maturities through December 2005 (January 2021 for the terminal loan). The bank debt is collateralized by revenue equipment and the real property related to the Birmingham terminal. The Company also has a line of credit totaling $2,500,000, bearing interest at the bank’s 30-day LIBOR rate plus 2.25%. As of September 30, 2002, the Company had no outstanding borrowings on this line of credit.

The Company believes that the availability of credit under its line of credit, together with internally generated cash, will be adequate to finance its operations through fiscal year 2002. The Company anticipates it will purchase approximately $1.8 million in both tractors and trailers during the last three months of fiscal year 2002. Over the long term, the Company will continue to have significant capital needs that may require it to seek additional borrowings or equity capital. The availability of debt financing or equity capital will depend on prevailing market conditions, the market price of its common stock, and other factors over which the Company has no control, as well as the Company ’s financial condition and results of operations.

Factors That May Affect Future Results

The Company’s future results may be affected by a number of factors over which the Company has little or no control. Fuel prices, insurance and claims costs, liability claims, interest rates, the availability of qualified drivers, fluctuations in the resale value of revenue equipment, economic and customer business cycles, and shipping demands are economic factors over which the Company has little or no control. Significant increases or rapid fluctuations in fuel prices, interest rates, insurance costs or liability claims, to the extent not offset by increases in freight rates, and the resale value of revenue equipment could result in Company losses. Weakness in the general economy, including a weakness in consumer demand for goods and services, could adversely affect customers and growth and revenues, if customers reduce their demand for transportation services. Weakness in customer demand for the Company’s services or in the general rate environment also may restrain the Company’s ability to increase rates or obtain fuel surcharges.

The following issues and uncertainties, among other things, should be considered in evaluating the Company’s growth outlook:

Business uncertainties

The Company has experienced significant growth in revenue since the Company went public in May 1994. There can be no assurance that the Company’s business will continue to grow in a similar fashion in the future or that the Company can effectively adapt its management, administrative, and operational systems to respond to any future growth. Further, there can be no assurance that the Company’s operating margins will not be adversely affected by future changes in and expansion of the Company’s business or by changes in economic conditions.

Inflation

Many of the Company’s operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. During 2000, 2001, and the first nine months of 2002, the Company experienced fluctuations in fuel costs as a result of conditions in the petroleum industry. The Company also has periodically experienced some wage increases for drivers. Increases in fuel costs and driver compensation are expected to continue during 2002 and may affect operating income, unless the Company is able to pass those increased costs to customers through rate increases or fuel surcharges. The Company has initiated an aggressive program to obtain rate increases and fuel surcharges from customers in order to cover increased costs due to increases in fuel prices, driver compensation, and other expenses and has been successful in implementing some fuel surcharges and certain rate increases. Competitive conditions in the transportation industry, including lower demand for transportation services, could limit the Company’s ability to continue to obtain rate increases or fuel surcharges.

Insurance

The Company’s future insurance and claims expenses could exceed historical levels, which could have a material adverse effect on earnings. The Company currently self-insures for a portion of the claims exposure resulting from cargo loss, personal injury, and property damage, combined up to $750,000 per occurrence, effective July 1, 2002. In addition, costs above the $750,000 self-insured amount, up to the Company’s coverage amount of two million dollars, will be shared by the Company at a rate of fifty percent. Costs and claims in excess of the Company’s coverage amount of two million dollars will be borne solely by the Company. Also, effective July 1, 2002, the workers ’ compensation self-insurance level increased to a maximum of $500,000, and the health insurance self-insurance level is $175,000 per person per year. If the number or dollar amount of claims for which the Company is self-insured increases, operating results could be adversely affected.

The Company was involved in two accidents in the first quarter and two accidents in the third quarter of 2002 that resulted in third party fatalities. During the first quarter of 2002, the self-insured amount for cargo loss, personal injury, and property damage, combined was $500,000 per occurrence, which would be the amount applicable to the two accidents during the first quarter. Each of these accidents, taken separately, has the potential to cause the Company to reach its total per occurrence retention amount for insurance purposes. To date, one claim has been filed against the Company with respect to one of these accidents. If the Company is ultimately found to be liable for one or more of these accidents, the Company believes that its operating cash flows and unused line of credit would be sufficient to cover any amounts payable. Also, the Company maintains insurance coverage of up to two million dollars with licensed insurance companies above the amounts for which the Company is self-insured. As discussed above, effective July 1, 2002, the Company shares fifty percent of claims amounts within its two million dollars of insurance coverage. The terrorist attacks in the United States on September 11, 2001, and subsequent events, have resulted in additional increases in the Company’s insurance expenses. If these expenses continue to increase, and the Company is unable to offset the increase with higher freight rates, the Company’s earnings could be materially affected.

Revenue equipment

The Company’s growth has been made possible through the addition of new revenue equipment. Difficulty in financing or obtaining new revenue equipment (for example, delivery delays from manufacturers or the unavailability of independent contractors) could have an adverse effect on the Company’s operations and financial condition.

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

Fuel Price Trend

The motor carrier industry depends upon the availability of diesel fuel. Fuel shortages or increases in fuel taxes or fuel costs have adversely affected, and may in the future adversely affect, the financial condition and results of operations of the Company. Fuel prices have fluctuated greatly, and fuel taxes have generally increased in recent years. The Company has not experienced difficulty in maintaining necessary fuel supplies, and in the past, the Company generally has been able to partially offset significant increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge which increases incrementally as the price of fuel increases. However, there can be no assurance that the Company will be able to recover any future increases in fuel costs and fuel taxes through increased rates. If fuel prices continue to increase or are sustained at these higher levels for a continuing period of time, the higher fuel costs may have a materially adverse effect on the financial condition and business operations of the Company. Additionally, the increased fuel costs may continue to have a materially adverse effect on the Company’s efforts to attract and retain owner-operators, expand its pool of available trucks, and diversify its operations.

Forward-looking Statements

With the exception of historical information, the matters discussed and statements made in this report constitute forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Specifically, this report contains forward-looking statements regarding the Company’s marketing efforts and initiative to broaden its customer base; the Company’s emphasis on safety and efforts to reduce insurance claims and costs; the Company’s belief that the availability of credit under its line of credit, together with internally generated cash, will be adequate to finance its operations through fiscal year 2002 and will also be adequate to cover any liability with respect to the accidents that have occurred during 2002; expectations regarding the freight business and the economy; and results in future quarters and for the year. Whenever possible, the Company has identified these forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as “anticipates,” “may,” “believes,” “estimates,” “projects,” “expects,” “intends,” and words of similar import. Forward-looking statements contained in this report involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. In particular, there can be no assurance that the Company’s marketing efforts and initiatives to broaden its customer base will be successful; that the Company’s emphasis on safety and efforts to reduce insurance claims and costs will be successful; that business conditions and the economy will improve, including the transportation and construction sectors in particular; that costs associated with increased insurance and claims costs, and liability claims for which the Company is self-insured will not have a material adverse affect on the Company; that the Company will be able to recruit and retain qualified drivers; that the Company will be able to control internal costs, particularly rising fuel costs that may or may not be passed on to the Company’s customers; that departures and defaults by owner-operators will not have a material adverse affect on the Company; or that the cost of complying with governmental regulations that are applicable to the Company will not have a material adverse affect on the Company. These assumptions, risks and uncertainties include, but are not limited to, those discussed or indicated in all documents filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The Company expressly disclaims any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate risk due to its long-term debt, which at September 30, 2002, bore interest rates ranging from 1.25% to 2.75% above the bank’s LIBOR rate. Under the provisions of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” the Company has estimated the fair value of its long-term debt approximates its carrying value, using a discounted cash flow analysis based on borrowing rates available to the Company. The effect of a hypothetical 10% increase in interest rates would increase the estimated fair value of the Company ’s long-term debt by approximately $207,000. Management believes that current working capital funds are sufficient to offset any adverse effects caused by changes in the interest rates.

Item 4. Disclosure Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of a date within ninety days prior to the filing date of this quarterly report (the “Evaluation Date ”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be include in our reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company was involved in two accidents during the first quarter and two accidents during the third quarter of 2002 that resulted in third party fatalities. Each of these accidents, taken separately, has the potential to cause the Company to reach its total per occurrence retention amount for insurance purposes. To date, one claim has been filed against the Company with respect to one of these accidents. If the Company is ultimately found to be liable for one or more of these accidents, the Company believes that its operating cash flows and unused line of credit would be sufficient to cover any amounts payable.

Item 2. Changes in Securities and Use of Proceeds.

           (a) Not applicable.

           (b) Not applicable.

           (c) Not applicable.

Item 3. Defaults Upon Senior Securities.

           None.

Item 4. Submission of Matters to a Vote of Security Holders.

           No matters were submitted to a vote of our security holders during the three months ended September 30, 2002.

Item 5. Other Information.

           None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits, Financial Statements and Schedules

10.1 Commercial loan and security agreement dated July 1, 2002 by and between the Company and Navistar Financial Corporation

99.1 Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

           Form 8-K dated September 23, 2002, relating to Waiver and Consent Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boyd Bros. Transportation Inc.
(Registrant)

Date: November 13, 2002	/s/ Richard C. Bailey
Richard C. Bailey, Chief Financial Officer
(Principal Accounting Officer)

CERTIFICATIONS

I, Gail B. Cooper, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Boyd Bros. Transportation Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant ’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Gail B. Cooper
Gail B. Cooper
President and Chief Executive Officer

CERTIFICATIONS

I, Richard C. Bailey, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Boyd Bros. Transportation Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant ’s board of directors (or persons performing the equivalent function):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Richard C. Bailey
Richard C. Bailey
Chief Financial Officer