Form 10-K
period 2002-12-31
BOYD BROS TRANSPORTATION INC
filed 2003-03-28
CIK 920907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-23948

BOYD BROS. TRANSPORTATION INC.

(Exact name of registrant as specified in its charter)

Delaware	63-6006515

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3275 Highway 30, Clayton, Alabama	36016

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (334) 775-1400

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,179,325.

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value, as of March 28, 2003: 2,709,956 shares

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes      No X

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

     Portions of the Definitive Proxy Statement related to the 2003 Annual Meeting of Stockholders in Part III, Items 10 (as related to directors), 11, 12 and 13. Portions of the Annual Report to Stockholders for the year ended December 31, 2002 in Parts II and IV.

PART I

Item 1. Business

The Company

Boyd Bros. Transportation Inc. (“Boyd” or the “Company”) is a truckload carrier that operates exclusively in the flatbed segment of the industry and hauls primarily steel products and building materials. Since its founding in 1956, Boyd has grown into what management believes is one of the largest exclusively flatbed carriers in the United States.

The Company’s strategy is to offer high-quality flatbed transportation services to high-volume, time-sensitive shippers. Because much of the freight hauled by the Company consists of steel products and building materials, time-definite delivery is required. A late delivery can result in a shutdown of a production line at a plant or a delay in a construction project. Management focuses its marketing efforts on those shippers who require time-definite delivery because it believes that service, rather than price, generally will be the primary factor that will dictate their choice of carrier.

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

In June 1997, Boyd began contracting with independent owner-operators to provide service to its customers. Boyd has also implemented a lease-purchase program, providing Boyd’s drivers with both career opportunities at Boyd and the opportunity to own their own tractor. Under the program, the driver leases the tractor from Boyd, along with an option to purchase the tractor. In 1998, Boyd added another option under the owner-operator program. Owner-operators are able to lease a new tractor for three and one-half years. Boyd will retain ownership of the tractor at the end of the lease, but this will enable the owner-operator to operate a new tractor and maintain his or her status as an independent contractor.

Boyd also operates Boyd Logistics, a department that provides logistical support to the Company. Boyd Logistics requires minimal overhead and capital resources. Boyd Logistics out-sources freight to third party carriers in situations where the Company does not have available tractors.

Boyd operates primarily in the southeastern United States, with an average length of haul of 734 miles. Management tracks Boyd’s ability to retain quality drivers, by ensuring drivers receive home time at their scheduled intervals. Boyd operated approximately 736 tractors and 1,056 flatbed trailers as of December 31, 2002. Owner-operators own 213 of the 736 tractors utilized by Boyd. Boyd compensates the owner-operators of these units on a per mile basis. Boyd utilizes agents in some areas to solicit and book freight.

On December 8, 1997, Boyd acquired WTI Transport, Inc., (“WTI”), (f/k/a Welborn Transport, Inc.) located in Tuscaloosa, Alabama. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed, based upon their estimated fair market values at the acquisition date. WTI is operated by Boyd as a stand-alone subsidiary. References to the “Company” contained herein refer to the combined operations of Boyd and WTI. References hereinafter to “Boyd” or “WTI” describe the distinct operations of the parent and subsidiary, respectively.

WTI provides transportation services over shorter routes than those traditionally provided by Boyd. WTI operates primarily in the southeastern United States, with an average length of haul of 401 miles. Management believes this enhances WTI’s ability to retain quality drivers, as drivers’ time away from home is minimized. WTI operated approximately 219 tractors and 298 flatbed trailers as of December 31, 2002. Owner-operators own 182 of the 219 tractors utilized by WTI. The owner-operators of these units are compensated by WTI based upon a percentage of revenue. WTI utilizes agents in some areas to solicit and book freight. During 2000, the Company closed its WTI Logistics unit (this unit was reorganized and later reopened at the Boyd division) and WTI closed its specialized over-dimensional transport unit due to a slowdown in freight and a reduction in overall profitability.

Strategy

As discussed above, the Company’s business strategy is to offer high-quality flatbed transportation services in the truckload carrier market primarily to high-volume, time-sensitive customers. The key components of the Company’s strategy are as follows:

Time-Sensitive Shippers. The Company focuses its marketing efforts on high-volume, time-sensitive shippers that are involved primarily in the steel and building materials businesses and require time-definite delivery. Management believes that many large volume shippers in this segment of the industry have reduced the number of carriers they use to only those “core carriers” that offer consistently superior service. The Company intends to continue its focus on developing relationships as a core-carrier for high-volume, time-sensitive shippers.

Technology. Boyd’s strategy has been to utilize technology to provide better service to its customers and to improve operating efficiency. Boyd utilizes satellite-tracking systems that enable Boyd to monitor equipment locations and schedules more effectively and to communicate with both drivers and customers. Customers are also able to track their loads by utilizing Boyd’s technology. Boyd has also installed computers on board each of its tractors to monitor fuel efficiency and other operational data. Boyd will continue to monitor and implement technological developments that will enable it to improve customer service and operating efficiency.

Premium Quality Tractors. Boyd continuously upgrades its fleet of tractors. Boyd’s management believes that maintaining a young, high-quality fleet of tractors facilitates Boyd’s ability to recruit and retain drivers, achieve maximum on-time reliability, maximize fuel economy and convey an image of quality to existing and potential customers. While WTI maintains a fleet of high-quality tractors, the shorter routes over which its vehicles are dispatched enables these units to be serviced more frequently. Accordingly, it has not been necessary for WTI to replace its fleet as frequently as Boyd.

Customers and Marketing

The Company markets itself on the basis of quality service and employees, its satellite communication system, the capabilities of its information system to interface with the information systems of its customers, its record of on-time deliveries, and its efficient and well-maintained tractors and trailers. The Company’s marketing efforts concentrate on attracting customers that require time-definite delivery and ship multiple loads to and from locations that complement the Company’s existing traffic flows.

Boyd has written contracts with most of its customers. The contracts include, among other things, the pricing arrangements, the products that will be shipped and the specific destination points applicable to the contract. The contracts generally require the customer to use Boyd for a specified minimum amount of shipments each year and may be terminated by either party upon 30 to 60 days written notice.

The Company’s largest 25, 10 and 5 customers, predominately within the Boyd division, accounted for approximately 40%, 23% and 15% respectively, of the Company’s revenues during the year ended December 31, 2002. Many of the Company’s largest 25 customers are publicly held companies. The Company does not believe that it is dependent upon any single customer. Customers in the steel industry accounted for 39%, 42% and 42% of the Company’s operating revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

Operations

The Company’s operations are designed to maximize efficiency and provide quality service to customers. All of Boyd’s fleet operations, routing and scheduling are centrally coordinated through a satellite tracking system from its corporate headquarters in Clayton, Alabama. Through the use of Boyd’s satellite-based communication system, which is complemented by its fully integrated mainframe computer system, dispatchers monitor the location and delivery schedules of all shipments and equipment to coordinate routes and maximize utilization of Boyd’s drivers and equipment. See “Transportation Technology.”

Boyd conducts its operations through a network of 10 regional and satellite service centers in strategic locations in the eastern two-thirds of the United States. See “Item 2 — Properties.” Boyd operates regional service centers in Clayton and Birmingham, Alabama; Springfield, Ohio; and Greenville, Mississippi. These regional service centers are supported by smaller satellite service centers, each having between one to three employees, located in Calvert

City, Kentucky; Danville, Virginia; Lisbon Falls, Maine; Conley, Georgia; Walworth, Wisconsin and Cofield, North Carolina. These service centers allow Boyd to re-dispatch equipment terminating in a given area, enhance driver recruitment and return drivers to their homes more regularly. Boyd also has arrangements to deposit trailers near various major customers or shipping locations to facilitate pre-loading of shipments and thereby increasing efficiency.

WTI’s corporate offices are located in Tuscaloosa, Alabama. Both Boyd and WTI utilize independent agents to book freight. These agents are located in Texas, Tennessee, West Virginia, Florida, Alabama, Mississippi, and Ohio.

As previously mentioned, the Company also runs a Logistics department, Boyd Logistics. Boyd Logistics solicits freight for both Company trucks and carriers wanting Boyd Logistics to locate freight.

Drivers and Employees

Recruiting and retaining professional, well-trained drivers is critical to the Company’s success, and all of the Company’s drivers must meet specific guidelines relating primarily to safety records, driving experiences and personal evaluations, including drug testing.

To maintain high equipment utilization, particularly during periods of growth, the Company strongly emphasizes continuous driver and owner-operator recruitment and training. Drivers are recruited at all of the Company’s regional terminal locations and primarily at the Company’s corporate headquarters. Boyd drivers attend orientation at the Birmingham terminal while WTI drivers attend orientation at the Tuscaloosa office.

The Company recognizes that its professional drivers are one of its most valuable assets. Drivers are trained in Company policies and operations, safety techniques and fuel-efficient operation of equipment. In addition, each driver must pass a rigorous road test prior to his or her assignment to a vehicle. The Company believes that experienced drivers have better safety records than new driver-school graduates, and management believes that their skills will help Boyd improve overall fleet efficiency as a result of higher utilization and historically lower maintenance costs on tractors operated by experienced drivers. As a result, beginning in February 2001, Boyd began hiring only experienced drivers and has discontinued hiring drivers directly from drivers’ schools. All drivers are required to participate in annual safety training and defensive driving courses for re-certification by the Company. Recognizing the importance of driver contact while drivers are on the road for extended periods, the Company maintains toll-free telephone lines and publishes a newsletter containing Company information, in addition to maintaining daily contact between dispatchers and drivers.

The Company also recognizes that carefully selected owner-operators complement its Company-employed drivers. Owner-operators are independent contractors who supply their own tractor and driver and are responsible for their operating expenses. Because owner-operators either provide their own tractors or lease-purchase tractors from the Company for which they make payments to the Company, less financial capital is required from the Company for growth. Also, owner-operators provide the Company with another source of drivers to support its growth. The Company intends to continue its emphasis on recruiting owner-operators, as well as Company drivers. However, it has been more difficult for the Company, and the industry as a whole, to recruit and retain owner-operators over the past year due to several factors including, but not limited to, higher fuel and insurance costs.

Competition for qualified drivers is intense. The short- to medium-haul truckload segment of the trucking industry, including the Company, experiences significant driver and owner-operator turnover, and the Company anticipates that the intense competition for qualified drivers in the trucking industry will continue.

At December 31, 2002, the Company had 947 employees; of these, approximately 600 were Company drivers, and the balance were mechanics, other equipment maintenance personnel and support personnel, including management and administration. In addition, owner-operators accounted for the operation of approximately 395 tractors. None of the Company’s employees is subject to a collective bargaining agreement, and the Company has never experienced a work stoppage. Management believes that its relationship with its employees is good.

Revenue Equipment

The Company’s philosophy is to purchase premium quality tractors to help attract and retain drivers and to promote safe operations, and management believes the higher initial cost of such equipment is recovered through better resale marketability. Each of the Company’s tractors are equipped with a sleeper cab to permit all drivers to comply conveniently and cost-effectively with the United States Department of Transportation (“DOT”) hours of service guidelines and to facilitate team operations when necessary.

The Company adheres to a comprehensive maintenance program for both tractors and trailers. Owner-operator tractors are inspected prior to acceptance by the Company for compliance with operational and safety requirements of the Company and the DOT. These tractors are then periodically inspected, similar to Company tractors, to monitor continued compliance.

At December 31, 2002, the Company directly owned or leased through independent contractors (owner-operators) 955 tractors and 1,354 flatbed trailers. Freightliner and International manufacture the tractors, and Utility, Dorsey, Fontaine, Wabash and Great Dane manufacture the trailers.

Transportation Technology

Management believes that the application of technology is an ongoing part of providing high-quality service at competitive prices, and further believes that Boyd has enhanced its strong reputation for customer satisfaction through the early and fleet-wide implementation of its satellite systems as well as its tracking and load tendering ability.

Boyd’s satellite system permits more efficient transmission of load assignments to drivers, and enhances the Company’s ability to monitor loads in transit and rapidly bill customers for completed deliveries. Once a load planner assigns a load, the assignment is transmitted to Boyd’s operations department where it is reviewed by a dispatcher who then relays the assignment to the appropriate driver through the display unit in each of Boyd’s vehicles. The driver can respond to the dispatcher in a matter of seconds, thereby eliminating waiting time and inefficient dependence on truck stop telephones or other methods of communication between drivers and dispatchers. Boyd can electronically record a load assignment, report the load to the billing department and generate customer invoices.

In addition, Boyd uses the satellite system to automatically transmit location and equipment information and other data to the dispatcher, thereby reducing the need for drivers to stop to communicate with dispatchers in the event of a problem. The system continually tracks every cargo load with accuracy within one-tenth of a mile. This information, along with information concerning available loads, is constantly updated on Boyd’s on-line computer. Load planners use this information to match available equipment with available loads, meet delivery schedules and respond more quickly to customer inquiries. Customers are able to access and track their loads through Boyd’s internet web site.

Boyd has also equipped its entire fleet of tractors with the SENSORTRACS(C) on-board computer system (“Sensortracs”). This system monitors fuel efficiency and other operational data. Information from Sensortracs is periodically processed by one of Boyd’s computers, which generates reports on vehicle efficiency and driver performance. Reports generated by this system enhance Boyd’s ability to counsel its drivers on strengths and deficiencies in their driving habits and fuel efficiency and to monitor the effectiveness of driver training programs.

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

Safety and Insurance

The Company’s safety department is responsible for training and supervising personnel to keep safety awareness at its highest level. The Company has implemented an active safety and loss prevention program. The emphasis on safety begins in the hiring and training process, where prospective employees and owner-operators are given physical examinations and drug tests, and newly hired drivers and owner-operators, regardless of experience level, must participate in an intensive orientation program. See “Drivers and Employees.”

The directors of safety for the Company continuously monitor driver performance and have final authority regarding employment and retention of drivers. The Company is committed to securing appropriate insurance coverage at cost-effective rates. The primary claims that arise in the trucking industry consist of cargo loss and damage, personal injury, property damage and workers’ compensation. The Company’s future insurance and claims expenses could exceed historical levels, which could have a material adverse effect on earnings. The Company currently self-insures for a portion of the claims exposure resulting from cargo loss, personal injury, and property damage, combined up to $750,000 per occurrence, effective July 1, 2002. In addition, the Company shares costs above the $750,000 self-insured amount, at a rate of fifty percent up to the Company’s coverage amount of $2 million. Costs and claims in excess of the Company’s coverage amount of $2 million will be borne solely by the Company. Also, effective July 1, 2002, the workers’ compensation self-insurance level increased to a maximum of $500,000, and the health insurance self-insurance level is $175,000 per person per year. If the number or dollar amount of claims for which the Company is self-insured increases, operating results could be adversely affected.

Company drivers were involved in two accidents in the first quarter and two accidents in the third quarter of 2002 that resulted in third party fatalities. Additionally, a Company driver was involved in one accident that involved a fatality in the first quarter of 2003. The Company would expect to absorb up to its self-insured level of $500,000 per occurrence for cargo loss, personal injury, and property damage if found liable for the two accidents occurring during the first quarter of 2002. The Company would expect to absorb up to its self-insured level of $750,000 per occurrence for the two accidents in the third quarter of 2002 and the accident in the first quarter of 2003. To date, four lawsuits have been filed against the Company with respect to these accidents. If the Company is ultimately found to have some liability for one or more of these accidents, the Company believes that its operating cash flows and, if needed, additional bank financing would be sufficient to cover any amounts payable. Each of these accidents, taken separately, has the potential to cause the Company to reach its total per occurrence retention amount for insurance purposes. Also, the Company maintains insurance coverage of up to $2 million with licensed insurance companies above the amounts for which the Company is self-insured. As discussed above, effective July 1, 2002, the Company shares fifty percent of claims amounts within its two million dollars of insurance coverage. The terrorist attacks in the United States on September 11, 2001, and subsequent events, have resulted in additional increases in the Company’s insurance expenses. If these expenses continue to increase, and the Company is unable to offset the increase with higher freight rates, the Company’s earnings could be materially affected.

Fuel

Motor carrier service is dependent upon the availability of diesel fuel. The Company’s fuel expense as a percent of operating revenue was 11.9%, 14.3% and 14.5% in 2002, 2001 and 2000, respectively. Through on-board computers, the Company continually monitors fuel usage, miles per gallon, cost per mile and cost per gallon. The Company has not experienced any difficulty in maintaining fuel supplies sufficient to support its operations. Shortages of fuel, increases in fuel prices, or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. Beginning in the second half of 1999 and continuing throughout 2000 and parts of 2001, the Company experienced significant increases in the cost of diesel fuel. Diesel fuel prices decreased in the fourth quarter of 2001, but the Company has experienced significant increases during 2002 and into the first quarter of 2003. The Company’s customer fuel surcharge reimbursement programs have historically enabled the Company to recover most of the higher fuel prices from its customers compared to normalized average fuel prices. These fuel surcharges, which automatically adjust from week to week depending on the cost of fuel, enable the Company to rapidly recoup the higher cost of fuel when prices increase. Conversely, when fuel prices decrease, fuel surcharges decrease. The Company cannot predict whether fuel prices will decrease or increase in the future or the extent to which fuel surcharges will be collected to offset potential increases. As a flatbed carrier, a significant portion of our business relates to steel, which has been in a virtual recession for more than two years, and building products, which has remained mixed due to the downturn in commercial construction and the ongoing resiliency of residential housing. Consequently, given these market conditions, we have had limited success in passing through our fuel cost increases. As of December 31, 2002, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

The Company maintains aboveground and underground fuel storage tanks at most of its terminals. Leakage or damage to these facilities could expose the Company to environmental clean-up costs. The tanks are routinely inspected to help prevent and detect such problems.

Competition

The trucking industry is highly competitive and fragmented. The Company competes primarily with other short- to medium-haul, flatbed truckload carriers, internal shipping conducted by existing and potential customers and, to a lesser extent, railroads. Deregulation of the trucking industry during the 1980s created an influx of new truckload carriers, which along with certain other factors, continues to create substantial downward pressure on the industry’s rate structure. Competition for the freight transported by the Company is based primarily on service and efficiency and, to a lesser degree, on freight rates. There are other trucking companies, including truckload carriers that have flatbed divisions that have greater financial resources, operate more equipment or carry a larger volume of freight than the Company. The existence of these other motor carriers has also resulted in increased competition for hiring and retaining qualified drivers.

Due primarily to a weakening U.S. economy, trucking company failures in the last three years are continuing at a pace much higher than the previous fifteen years. Some truckload carriers are having extreme difficulty obtaining adequate trucking insurance coverage at a reasonable price and equipment lenders have tightened their credit policies for truck financing.

Seasonality

In the trucking industry, results of operations show a seasonal pattern because customers generally reduce shipments during the winter season, and the Company does experience some seasonality due to the open, flatbed nature of its trailers and the type commodity that is being shipped. The Company has at times experienced delays in meeting its shipping schedules as a result of severe weather conditions, particularly during the winter months. In addition, the Company’s operating expenses have historically been higher in the winter months due to decreased fuel efficiency and increased maintenance costs in colder weather.

Regulation

The trucking industry is subject to regulatory oversight and legislative changes that can affect the economics of the industry by requiring certain operating practices or influencing the demand for, and the costs of providing, services to shippers. The Intermodal Surface Transportation Board (the “ISTB”), as well as various state agencies that have jurisdiction over the Company, has broad powers, generally governing such matters as authority to engage in motor carrier operations, rates and charges, accounting systems, certain mergers, consolidations and acquisitions, and periodic financial reporting.

The Federal Motor Carrier Act of 1980 commenced a program to increase competition among motor carriers and to diminish the level of regulation in the industry. Following this deregulation, applicants have been able more easily to obtain operating authority, and interstate motor carriers such as the Company have been able to implement certain rate changes without federal approval. The Motor Carrier Act also removed many route and commodity restrictions on transportation of freight. In 1995, the Interstate Commerce Commission (the “ICC”) was eliminated, and the ISTB was established within the DOT. The ISTB performs all functions previously performed by the ICC. Since 1981, the Company has held authority to carry general commodities throughout the 48 contiguous states, as both a common and contract carrier.

Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Such matters as weight and dimensions of equipment and also legal number of hours of driver operation are subject to federal and state regulation. All of the Company’s drivers are required to obtain national commercial driver’s licenses, pursuant to the regulations promulgated by the DOT. DOT regulations require mandatory drug testing of drivers, and the Company has completed the implementation of its own ongoing drug-testing program. The DOT’s national commercial driver’s license and drug testing requirements have not to date adversely affected the availability of qualified drivers to the Company. DOT alcohol testing rules require certain tests, random and otherwise, for alcohol levels in drivers and other safety personnel. See “Safety and Insurance.”

Environmental Matters

The Company’s operations are subject to federal, state and local laws and regulations concerning the environment. Certain of the Company’s facilities are located in historically industrial areas and, therefore, there is the possibility of environmental liability as a result of operations by prior owners as well as the Company’s use of fuels and underground storage tanks at its regional service centers. Leakage or damage to these facilities could expose the Company to environmental clean-up costs. The tanks are routinely inspected to help prevent and detect such problems.

Currently, management does not know of any environmental remediation issues or liabilities. However, there can be no assurance that material liabilities or expenditures will not arise from these or additional environmental matters that may be discovered, or from future requirements of law.

Forward Looking Statements

With the exception of historical information, the matters discussed and statements made in this report constitute forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Specifically, this report contains forward-looking statements regarding the Company’s marketing efforts and initiative to broaden its customer base; the Company’s emphasis on safety and efforts to reduce insurance claims and costs; the Company’s belief that the availability of credit under its line of credit, together with internally generated cash, will be adequate to finance its operations through fiscal year 2003 and will also be adequate to cover any liability with respect to the accidents that occurred during 2002 and the first quarter of 2003; expectations regarding the freight business and the economy; and results in future quarters and for the year. Whenever possible, the Company has identified these forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as “anticipates,” “may,” “believes,” “estimates,” “projects,” “expects,” “intends,” and words of similar import. Forward-looking statements contained in this report involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. In particular, there can be no assurance that the Company’s marketing efforts and initiatives to broaden its customer base will be successful; that the Company’s emphasis on safety and efforts to reduce insurance claims and costs will be successful; that business conditions and the economy will improve, including the transportation and construction sectors in particular; that costs associated with increased insurance and claims costs, and liability claims for which the Company is self-insured will not have a material adverse affect on the Company; that the Company will be able to recruit and retain qualified drivers; that the Company will be able to control internal costs, particularly rising fuel costs that may or may not be passed on to the Company’s customers; that departures and defaults by owner-operators will not have a material adverse affect on the Company; or that the cost of complying with governmental regulations that are applicable to the Company will not have a material adverse affect on the Company. These assumptions, risks and uncertainties include, but are not limited to, those discussed or indicated in all documents filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company expressly disclaims any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 2. Properties

The Company’s corporate headquarters and principal service center are located on a 17.9-acre tract in Clayton, Alabama. These facilities consist of approximately 22,000 square feet of office space, 12,000 square feet of equipment repair facilities and approximately 3 acres of parking space.

The following table sets forth information regarding the location and ownership of each of Boyd’s service centers and shuttle facilities:

Clayton, AL	Owned, 34,000 sq. ft.
Springfield, OH	Owned, 21,520 sq. ft.
Birmingham, AL	Owned, 45,200 sq. ft.
Birmingham, AL	Owned, 80,000 sq. ft
Greenville, MS	Owned, 1,440 sq. ft.
Cofield, NC	Owned, 440 sq. ft.
Calvert City, KY	Leased month- to-month
Danville, VA	Leased month- to-month
Lisbon Falls, ME	Leased month- to-month
Conley, GA	Leased month- to-month
Walworth, WI	Leased month -to-month

WTI leases its corporate offices in Tuscaloosa, Alabama and also uses the Birmingham Terminal. Additionally, WTI also leases a service center located in Atlanta, Georgia. The WTI leases are on a month-to month basis.

The Birmingham terminal secures a loan to a bank with a principal balance of approximately $3.4 million at December 31, 2002. The loan bears interest of LIBOR plus 1.50% and monthly principal payments of $15,503 are due through February 2006, with a balloon payment of approximately $2.8 million due at that time.

Item 3. Legal Proceedings

The Company is routinely a party to litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company maintains insurance that it believes is adequate to cover its liability risks. See “Item 1 — Business — Safety and Insurance.” Company drivers were involved in two accidents in the first quarter and two accidents in the third quarter of 2002 that resulted in third party fatalities. Additionally, a Company driver was involved in one accident that involved a fatality in the first quarter of 2003. The Company would expect to absorb up to its self-insured level of $500,000 per occurrence for cargo loss, personal injury, and property damage, if found liable for the accidents which occurred during the first quarter of 2002. The Company would expect to absorb up to its self-insured level of $750,000 per occurrence for the two accidents in the third quarter of 2002 and the accident in the first quarter of 2003. To date, four lawsuits have been filed against the Company with respect to these four accidents. If the Company is ultimately found to have some liability for one or more of these accidents, the Company believes that its operating cash flows and, if needed, additional bank financing would be sufficient to cover any amounts payable. Also, the Company maintains insurance coverage of up to two million dollars with licensed insurance companies above the amounts for which the Company is self-insured. As discussed above, effective July 1, 2002, the Company shares fifty percent of claims amounts within its two million dollars of insurance coverage.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2002, no matters were submitted to a vote of security holders.

PART II

Item 5. Market For Registrant’s Common Stock and Related Stockholder Matters

The Common Stock of the Company is listed on The Nasdaq SmallCap Market under the symbol “BOYD”. In May 2000, Nasdaq notified the Company that its Common Stock no longer met certain requirements necessary for continued listing on the Nasdaq National Market. In response to this development, the Company elected to voluntarily transfer its Common Stock from the Nasdaq National Market to the Nasdaq SmallCap Market. This transfer became effective, and the Company’s Common Stock began trading on the Nasdaq SmallCap Market, on August 30, 2000. As of March 28, 2003, approximately 525 beneficial owners including 108 holders of record held the Common Stock. The table below sets forth the reported high and low sales price per share for the Common Stock as reported by the Nasdaq SmallCap Market for each fiscal quarter during 2002 and 2001.

	Price Range

	High	Low

2002
First Quarter	$3.52	$2.65
Second Quarter	3.40	2.60
Third Quarter	5.25	2.54
Fourth Quarter	4.74	2.90

	Price Range

	High	Low

2001
First Quarter	$3.06	$2.03
Second Quarter	2.68	1.88
Third Quarter	3.05	2.12
Fourth Quarter	3.94	2.15

The above quotes reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions. Management currently anticipates that all of its earnings will be retained for development of the Company’s business and does not anticipate paying any cash dividends in the foreseeable future. Future cash dividends, if any, will be at the discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, and other factors as the Board of Directors may deem relevant.

Pursuant to the Company’s stock repurchase program, the Company purchased 6,500 and 244,463 shares of the Common Stock in open market or negotiated transactions during 2002 and 2001, for aggregate purchase prices of $42,250 and $1,521,056. The Company purchased in negotiated transactions 164,304 shares of Common Stock from the former vice-chairman of the Company during 2001 in negotiated transactions at a price per share of $6.50. The Company funded these purchases using working capital.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2002 regarding compensation plans (including individual compensation arrangements) under which Common Stock of the Company is authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

Number of securities
remaining available
	Number of		for future issuance
	Securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
	and rights	and rights	column(a))

Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders	475,650	$3.67	24,350

Equity Compensation Plans not Approved by Security Holders	—	—	—

Total	475,650	$3.67	24,350

See Note 5 to the Consolidated Financial Statements for information regarding the material features of the above plans. Each of the above plans provides that the number of shares with respect to which options may be granted, and the number of shares of Company Common Stock subject to an outstanding option, shall be proportionately adjusted in the event of a subdivision or consolidation of shares or the payment of a stock dividend on Company Common Stock, and the purchase price per share of outstanding options shall be proportionately revised.

Item 6. Selected Financial Data

The information required by this item is incorporated by reference from the information under the caption “Selected Financial Data” in the Company’s Annual Report to Stockholders for the year ended December 31, 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated by reference from the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report to Stockholders for the year ended December 31, 2002.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk Interest Rate Risk

Interest Rate Risk

The Company is exposed to interest rate risk due to its long-term debt, which at December 31, 2002, bore interest at rates ranging from 1.25% to 2.50% above the applicable bank’s LIBOR rate. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, the Company has estimated the fair value of its long-term debt approximates its carrying value, using a discounted cash flow analysis based on borrowing rates available to the Company. The effect of a hypothetical one percent increase in interest rates would decrease pre-tax income by approximately $168,000. Management believes that current working capital funds are sufficient to offset any adverse effects caused by changes in these interest rates.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. The geopolitical situation in the Middle East has caused oil prices to rise dramatically in the first quarter of 2003. Historically, the Company has been able to recover a majority of fuel price increases from customers in the form of fuel surcharges. The Company cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. As of December 31, 2002, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations. The Company will consider possible opportunities to hedge fuel costs in the future.

Item 8. Financial Statements and Supplementary Data

The information required by this item is incorporated by reference from the Consolidated Financial Statements contained in the Company’s Annual Report to Stockholders for the year ended December 31, 2002.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

The Company filed a Current Report on Form 8-K dated September 21, 2001, reporting, under “Item 4. Changes in Registrant’s Certifying Accountant” thereunder, the engagement of BDO Seidman, LLP as the Company’s independent accountant in substitution for Deloitte & Touche LLP.

PART III

Item 10. Directors and Executive Officers of the Registrant

Set forth below is information concerning the Executive Officers of the Company as of March 28, 2003. Additional information required by Part III, Item 10 is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the 2003 Annual Meeting of Stockholders.

Gail B. Cooper, age 52, has served as President and Chief Executive Officer and as a Director of the Company since February 17, 2000. Ms. Cooper served as Secretary of Boyd from December 1969 until February 2000. Ms. Cooper received a B.S. in business administration from Troy State University. She has served Boyd in numerous administrative and accounting positions since joining Boyd full-time in June 1972. Ms. Cooper is the sister of Ms. Tibbs.

Richard C. Bailey, age 52, has served as Chief Operating Officer and Chief Financial Officer of the Company since joining Boyd in August 1992, and has served as a Director since February 1995. He served as President and Director of Eastern Inter-Trans Services, Inc., a dry van truckload carrier based in Columbus, Georgia, from December 1989 to August 1992. Mr. Bailey is a certified public accountant with a B.S. in accounting from Georgia State University. He was previously employed in various financial positions by Ernst & Young, Intermet Corporation and Snapper Products (a division of The Actava Group Inc.). Mr. Bailey has served on the Advisory Board of the University of Georgia Trucking Profitability Strategies Conference.

Ginger B. Tibbs, age 49, has been the Secretary/Treasurer of Boyd since February 2000, and served as a Director from December 1978 until March 1994. Ms. Tibbs is primarily responsible for collection of Boyd’s accounts receivable and has served as Credit Manager since September 1980. Ms. Tibbs received a degree in elementary education from Auburn University. She is the sister of Ms. Cooper.

Item 11. Executive Compensation

All information required by Item 11 is incorporated by reference to the Company’s definitive Proxy Statement relating to the 2003 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

All information required by Item 12 is incorporated by reference to the Company’s definitive Proxy Statement relating to the 2003 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

All information required by Item 13 is incorporated by reference to the Company’s definitive Proxy Statement relating to the 2003 Annual Meeting of Stockholders.

Item 14. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize, and report information required to be included in the Company’s periodic SEC filings within the required time period. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statements, Financial Statement Schedules and Current Reports on Form 8-K

(a)	Exhibits, Financial Statements and Schedules.

	1.	Financial Statements. The following financial statements for the Company and Independent Auditors’ Report are incorporated by reference from the Company’s Annual Report to Stockholders for the year ended December 31, 2002:

Report of Independent Certified Public Accountants

Consolidated Balance Sheets at December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules.

The schedule listed below is included herein immediately after the signature pages hereto. Schedules not listed below have been omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or notes thereto.

Schedule
Number	Description

II	Valuation and Qualifying Accounts and Reserves for the Three Fiscal Years Ended December 31, 2002

3.	Exhibits required by Item 601 of Regulation S-K.

The following exhibits are included in this Form 10-K:

Exhibit
Number	Description

10.1	Commercial Variable Rate Promissory Note by and between the Company and Compass Bank dated November 08, 2002 in the amount of $1,273,830.

10.2	Commercial Security Agreement by and between the Company and Compass Bank dated November 8, 2002.

10.3	Commercial Variable Rate Promissory Note by and between the Company and Compass Bank dated November 8, 2002 for $630,250.

10.4	Commercial Security Agreement by and between the Company and Compass Bank dated November 8, 2002.

10.5	Waiver and consent by and between the Company and AmSouth Bank dated February 3, 2003.

10.6	Waiver and consent by and between the Company and Compass Bank dated February 10, 2003.

13	Portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2002 are specifically incorporated herein by reference.

21	Subsidiaries of the Registrant.

23.1	Consent of BDO Seidman, LLP

23.2	Independent Auditors’ Report of Deloitte & Touche LLP

23.3	Consent and Report on Schedules of Deloitte & Touche LLP

99.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The following exhibits are incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002:

Exhibit
Number	Description

10.1	Commercial loan and security agreement dated July 1, 2002 by and between the Company and Navistar Financial Corporation

The following exhibits are incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002:

Exhibit
Number	Description

10.1	Master Security Agreement dated May 31, 2002 by and between the Company and General Electric Capital Corporation.

10.2	Promissory Note dated May 31, 2002 by and between the Company and General Electric Capital Corporation.

10.3	Consulting Agreement dated January 1, 2002 by and between the Company and Dempsey Boyd.

The following exhibits are incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002:

Exhibit
Number	Description

10.1	Commercial Loan and Security Agreement dated January 3, 2002 by and between the Company and Navistar Financial Corporation.

10.2	Commercial Loan and Security Agreement dated March 27, 2002 by and between the Company and Navistar Financial Corporation.

10.3	Commercial Loan and Security Agreement dated January 17, 2002 by and between the Company and Navistar Financial Corporation.

10.4	Commercial Loan and Security Agreement dated January 17, 2002 by and between the Company and Navistar Financial Corporation.

The following exhibits are incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000:

Exhibit
Number	Description

10.1	Credit and Security Agreement dated April 11, 2000 between the Company and Compass Bank in the amount of $3,267,160 for truck equipment

10.2	Security Agreement dated April 11, 2000 between the Company and Compass Bank in the amount of $3,267,160 for truck equipment

*10.3	First Amendment to Acquisition Agreement, Employment Agreement and Covenant Not To Compete dated March 17, 2000 between the Company, Miller Welborn and Steven Rumsey

10.4	Second Amendment to Acquisition Agreement dated May 30, 2000 between the Company, Miller Welborn and Steven Rumsey

*10.5	Second Amendment to Employment Agreement dated May 22, 2000 between the Company and Steven Rumsey

10.7	Debt Covenant Waiver dated March 27, 2001 from Compass Bank relating to Credit and Security Agreement dated April 11, 2000.

10.8	Waiver and Consent Agreement dated March 28, 2001 by and between the Company and AmSouth Bank N.A. relating to Credit Agreement dated April 1, 1994.

* Identifies each exhibit that is a “management contract or compensatory plan or arrangement” required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.

The following exhibits are incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999:

Exhibit
Number	Description

10.1	Credit and Security Agreement dated March 16, 1999 between the Company and Compass Bank in the amount of $10,000,000 for truck equipment

10.2	Security Agreement dated March 16, 1999 between the Company and Compass Bank in the amount of $10,000,000 for truck equipment

The following exhibits are incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998:

Exhibit
Number	Description

10.2	Credit and Security Agreement dated May 29, 1998 between the Company and Compass Bank in the amount of $4,500,000 for truck equipment

The following exhibits are incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997:

Exhibit
Number	Description

*10.1	First Amendment to Boyd Bros. Transportation Inc. 1994 Stock Option Plan

*10.3	Employment Agreement between the Company and Steven Rumsey dated December 8, 1997

*	Identifies each exhibit that is a “management contract or compensatory plan or arrangement” required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.

The following exhibit is incorporated by reference to the Company’s Registration Statement on Form S-8, declared effective on May 20, 1999:

Exhibit
Number	Description

4	Boyd Bros. Transportation Inc. 1999 Employee Stock Purchase Plan

The following exhibits are incorporated by reference to the Company’s Registration Statement on Form S-1, declared effective on May 9, 1994:

Exhibit
Number	Description

3.1	Certificate of Incorporation of the Company

3.2	By-laws of the Company

*10.1	Boyd Bros. Transportation Inc. 1994 Stock Option Plan

*10.2	Form of the Company’s Nonstatutory Stock Option Agreement

10.3	Form of the Company’s Nonstatutory Stock Option Agreement for Nonemployee Directors

*	Identifies each exhibit that is a “management contract or compensatory plan or arrangement” required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15 (c) of Form 10-K.

The following exhibit is incorporated by reference to the Company’s Amendment to Report on Form 10-Q filed on August 5, 1997:

Exhibit
Number	Description

10.33	OMNITRACS contract dated February 5, 1997, between the Company and QUALCOMM, Inc.

The following exhibit is incorporated by reference to the Company’s Report on Form 8-K filed on December 19, 1997:

Exhibit
Number	Description

2.1	Acquisition Agreement dated December 8, 1997, by and among the Company, W-T Acquisition Company, WTI, Miller Welborn and Steven Rumsey

(b) Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOYD BROS. TRANSPORTATION INC.

By	/s/ Gail B. Cooper Gail B. Cooper President and Chief Executive Officer

Date: March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gail B. Cooper Gail B. Cooper	Chief Executive Officer, President and Director (Principal Executive Officer)	March 28, 2003

/s/ Richard C. Bailey Richard C. Bailey	Chief Operating Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 28, 2003

/s/Boyd Whigham Boyd Whigham	Chairman and Director	March 28, 2003

/s/ J. Mark Dunning J. Mark Dunning	Director	March 28, 2003

/s/ Stephen J. Silverman Stephen J. Silverman	Director	March 28, 2003

/s/ J. Larry Baxter J. Larry Baxter	Director	March 28, 2003

CERTIFICATIONS

I, Gail B. Cooper, certify that:

     1.  I have reviewed this annual report on Form 10-K of Boyd Bros. Transportation Inc.;

     2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant ‘s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Gail B. Cooper

Gail B. Cooper President and Chief Executive Officer

CERTIFICATIONS

I, Richard C. Bailey, certify that:

     1.  I have reviewed this annual report on Form 10-K of Boyd Bros. Transportation Inc.;

     2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant ‘s board of directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Richard C. Bailey

Richard C. Bailey Chief Financial Officer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders
     of Boyd Bros. Transportation Inc.:

     The audits referred to in our report dated January 31, 2003 (except for Note 3, which is as of February 10, 2003), relating to the consolidated financial statements of Boyd Bros. Transportation Inc. and subsidiary, which is incorporated in Item 8 of the Form 10-K by reference to the annual report to stockholders for the year ended December 31, 2002 included the audits of the financial statement schedule for the years ended December 31, 2002 and 2001, listed in Item 15 of the Form 10-K. This consolidated financial schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

     In our opinion such consolidated financial statement schedule for the years ended December 31, 2002 and 2001, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Atlanta, Georgia
January 31, 2003

SCHEDULE II
BOYD BROS. TRANSPORTATION INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Three Fiscal Years Ended December 31, 2002
(in Thousands)

		Additions	Additions
	Balance	Charged to	Charged to
	Beginning	Costs and	Other		Balance at
Description	Of Year	Expenses	Accounts	Deduction(a)	End of Year

Allowance for doubtful accounts- deducted from trade receivables in the balance sheet
Year ended December 31, 2002	$319	$79	$—	$57	$341

Year ended December 31, 2001	$276	$625	$—	$582	$319

Year ended December 31, 2000	$347	$84	$—	$155	$276

(a)	Uncollectible accounts written off.

		Additions
	Balance at	Charged to
	Beginning	Costs and		Balance at
Description	Of Year	Expenses	Deductions	End of Year

Allowance for uncollectible receivables related to sales-type leases-deducted from investment in sales-type leases in the balance sheet
Year ended December 31, 2002	$1,590	$6,788	$6,237	$2,141

Year ended December 31, 2001	$678	$2,738	$1,826	$1,590

Year ended December 31, 2000	$910	$651	$883	$678