Form 10-Q
period 2003-03-31
BOYD BROS TRANSPORTATION INC
filed 2003-05-14
CIK 920907

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes   ☒    No   ☐, and (2) has been subject to such filing requirements for the past 90 days.Yes   ☒    No   ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.   Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 14, 2003.

Common Stock, $.001 Par Value	2,710,667

(Class)	(Number of Shares)

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Legal Proceedings
Changes in Securities and Use of Proceeds
Defaults Upon Senior Securities
Submission of Matters to a Vote of Security Holders
Other Information
Exhibits and Reports on Form 8-K
SIGNATURES
EX-10.1 COMMERCIAL LOAN AND SECURITY AGREEMENT
EX-99.1 SARBANES CEO CERTIFICATION
EX-99.2 SARBANES CFO CERTIFICATION

BOYD BROS. TRANSPORTATION INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	DECEMBER 31,
	2003	2002
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$196,187	$292,514
Short-term investments	—	288,000
Accounts receivable:
Trade and interline	11,463,054	9,083,921
Other	586,345	542,963
Current portion of net investment in sales-type leases	1,470,509	1,427,617
Parts and supplies inventory	652,453	521,201
Prepaid licenses and permits	223,455	547,460
Other prepaid expenses	996,287	965,995
Deferred income taxes	2,378,688	2,378,688

Total current assets	17,966,978	16,048,359

PROPERTY AND EQUIPMENT:
Land and land improvements	2,948,297	2,948,297
Buildings	7,808,115	7,804,015
Revenue equipment	64,740,931	64,644,891
Other equipment	12,655,883	12,466,476
Leasehold improvements	386,384	386,384

Total	88,539,610	88,250,063
Less accumulated depreciation and amortization	35,411,673	33,525,571

Property and equipment, net	53,127,937	54,724,492

OTHER ASSETS:
Net investment in sales-type leases	6,019,360	6,706,848
Goodwill	3,452,446	3,452,446
Revenue equipment held for lease	135,154	310,405
Deposits and other assets	339,531	339,531

Total other assets	9,946,491	10,809,230

TOTAL	$81,041,406	$81,582,081

See notes to unaudited consolidated financial statements.

BOYD BROS. TRANSPORTATION INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	DECEMBER 31,
	2003	2002
	(UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade and interline	$5,872,637	$2,375,475
Line of credit	473,747	—
Income taxes payable	—	1,424,791
Accrued liabilities:
Self-insurance claims	4,237,244	4,537,857
Salaries and wages	923,900	447,911
Other	1,428,241	1,324,364
Current maturities of long-term debt	14,635,011	14,488,695

Total current liabilities	27,570,780	24,599,093
LONG-TERM DEBT	15,617,172	19,135,870
DEFERRED INCOME TAXES	12,122,259	12,122,259

Total liabilities	55,310,211	55,857,222

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value - 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value - 10,000,000 shares authorized; 4,069,640 shares issued and outstanding	4,070	4,070
Treasury stock at cost; 1,358,973 and 1,359,684 shares shares at March 31, 2003 and December 31, 2002, respectively	(9,633,234)	(9,638,274)
Additional paid-in capital	16,884,622	16,884,622
Retained earnings	18,475,737	18,474,441

Total stockholders’ equity	25,731,195	25,724,859

TOTAL	$81,041,406	$81,582,081

See notes to unaudited consolidated financial statements.

BOYD BROS. TRANSPORTATION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2003	2002

OPERATING REVENUES	$32,577,476	$30,620,318

OPERATING EXPENSES:
Salaries, wages and employee benefits	9,288,776	9,349,145
Cost of independent contractors	10,545,354	8,978,965
Operating supplies	6,931,122	5,964,561
Operating taxes and licenses	601,614	684,968
Insurance and claims	1,282,399	2,158,508
Communications and utilities	331,847	325,895
Depreciation and amortization	2,694,053	2,911,948
Gain on disposal of property and equipment, net	—	(35,496)
Other	564,322	336,477

Total operating expenses	32,239,487	30,674,971

OPERATING INCOME (LOSS)	337,989	(54,653)

OTHER INCOME (EXPENSES):
Interest income	4,798	5,711
Interest expense	(308,420)	(401,528)
Other expenses	(27,517)	—

Other expenses, net	(331,139)	(395,817)

INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT OF) INCOME TAXES	6,850	(450,470)
PROVISION FOR (BENEFIT OF) INCOME TAXES	2,665	(162,373)

NET INCOME (LOSS)	$4,185	$(288,097)

BASIC EARNINGS PER SHARE	$0.00	$(0.11)

DILUTED EARNINGS PER SHARE	$0.00	$(0.11)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	2,710,665	2,709,838

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	2,842,739	2,709,838

See notes to unaudited consolidated financial statements.

BOYD BROS. TRANSPORTATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2003	2002

OPERATING ACTIVITIES:
Net income (loss)	$4,185	$(288,097)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,694,053	2,911,948
Provision for bad debts	21,960
Net effect of sales-type leases on cost of independent contractors	(267,856)	(484,546)
Gain on disposal of property and equipment, net	—	(35,496)
Provision for deferred income taxes	—	(100,951)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(2,444,475)	(1,380,551)
Other current assets	450,461	498,622
Accounts payable- trade and interline	3,497,162	1,442,707
Accrued liabilities and other current liabilities	(1,145,538)	1,227,836

Net cash provided by operating activities	2,809,952	3,791,472

INVESTING ACTIVITIES:
Payments received on sales-type leases	784,459	812,332
Capital expenditures:
Revenue equipment	(585,859)	(827,658)
Other equipment	(208,395)	(115,260)
Proceeds from disposals of property and equipment	—	26,300

Net cash used in investing activities	(9,795)	(104,286)

FINANCING ACTIVITIES:
Proceeds from sales of common stock	2,151	—
Purchase of treasury stock	—	(42,254)
Proceeds (payments) on line of credit — net	473,747	(210,540)
Proceeds from long-term debt	382,060	—
Principal payments on long-term debt	(3,754,442)	(3,664,289)

Net cash used in financing activities	(2,896,484)	(3,917,083)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(96,327)	(229,897)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	292,514	2,221,455

BALANCE AT END OF PERIOD	$196,187	$1,991,558

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes, net of refunds	$1,637,989	$103,373

Interest	$308,420	$400,528

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Net investment in sales-type leases	$127,993	$37,954

Dealer financed purchases of revenue equipment	$—	$3,601,878

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

2. Principles of Consolidation

The consolidated financial statements include the accounts of Boyd Bros. Transportation and its wholly owned subsidiary, WTI Transport, Inc. (“WTI”). The Boyd division (“Boyd”) also operates a logistics division (“Logistics”) that provides logistical support to the Company, and brokers freight by identifying external shipping needs and matching available carrier resources to those needs. Boyd, Logistics, and WTI are referred to herein collectively as the “Company”. All significant inter-company balances, transactions and stockholdings have been eliminated. Certain reclassifications have been made to prior periods to conform to the current period presented.

3. Environmental Matters

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

4. Stockholders’ Equity

Earnings Per Share – Basic and diluted earnings per share were $0.00 for the three months ended March 31, 2003. Stock options of 132,074 were included in the computation of diluted earnings per share for the period ending March 31, 2003. No options were included in the diluted net income calculation for the comparative period in 2002 because to do so would have been anti-dilutive as the exercise prices of all stock options were above the average market price of the Company’s common stock for the period presented.

Stock Options — The Company adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which was originally provided under SFAS No. 123. The Statement also improves the timeliness of disclosures by requiring the information be included in interim, as well as annual, financial statements. The adoption of these disclosure provisions did not have a material affect on the Company’s consolidated results of operations, financial position, or cash flows.

The Company has a stock option plan (the “Plan”) that provides for the granting of stock options to key employees, executive officers and directors. An aggregate of 500,000 shares of the Company’s common stock are reserved for this Plan. The options are exercisable in increments over a five-year period beginning on the first anniversary of the grant and will expire ten years after the date of the grant. No options were exercised in 2003 or 2002.

SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The option price of all the Company’s stock options is equal to the market value of the stock at the grant date. As such, no compensation expense is recorded in the accompanying consolidated financial statements.

Had compensation cost been determined based upon the fair value at the grant date for awards under the Plan consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma net income (loss) and net income (loss) per share would have differed from the amounts reported as follows:

For the Quarters Ended March 31,	2003	2002

Net income (loss), as reported	$4,185	$(288,097)
Stock-based employee compensation expense determined under fair value basis, net of tax	(55,347)	(97,223)

Pro forma net income (loss)	$(51,162)	$(385,320)

Earnings per share:
Basic — as reported	$0.00	$(0.11)
Basic – pro forma	$(0.02)	$(0.14)
Diluted — as reported	$0.00	$(0.11)
Diluted – pro forma	$(0.02)	$(0.14)

5. Related Party Transactions

The Company entered into a consulting agreement with its Chairman Emeritus, Dempsey Boyd, effective January 1, 2002 through December 31, 2003. Mr. Boyd will be paid $145,000 annually under this consulting agreement. Mr. Boyd provides advice and expertise, and performs such duties and services from time to time, during the term of the agreement, as the Company shall reasonably request. The services provided include, without limitation, negotiating equipment and tire agreements, reviewing equipment requirements, researching and investigating equipment, advising the Company regarding certain ongoing litigation matters, and providing the Company with an experienced perspective on the trucking industry.

6. Goodwill

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

The Company adopted SFAS Nos. 141 and 142 on January 1, 2002 and, accordingly, ceased amortization of goodwill at that time. As of June 30, 2002, the Company completed the first phase of transitional testing for the potential impairment of goodwill relating to its WTI subsidiary. As a result of such testing, the Company determined there was no impairment. No events have occurred since the assessment date to cause a significant change in the values used for computation. Thus, another impairment test was not performed during the first quarter of 2003.

7. Recently Issued Accounting Standards

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS No. 148 amends Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to provide alternative methods for voluntary transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation (“the fair value method”). SFAS No. 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss)

and earnings (loss) per share in annual and interim financial statements. The transition provisions of SFAS No. 148 are effective in fiscal years beginning after December 15, 2002. The Company is currently evaluating the transition provisions of SFAS No. 148, but expects that it will not have a material adverse impact on the Company’s consolidated financial position and results of operations upon adoption since the Company has not adopted the fair value method. The Company adopted the required disclosure provisions of SFAS No. 148. See Note 1 to the Consolidated Financial Statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and such adoption did not have a material impact on the Company’s consolidated financial statements. The Company did not issue nor modify any guarantees during the first quarter of 2003.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company currently has identified no variable interest entities, thus, the adoption of the provisions of FIN 46 did not have a material impact on the Company’s consolidated results of operations or financial position.

There were no other recently issued accounting pronouncements with delayed effective dates that would currently have a material impact on the Company’s consolidated financial position and results of operations.

8. Segment Information

The Company has three reportable segments: the Boyd division (“Boyd”), the Logistics division (“Logistics”), and the WTI division (“WTI”). Boyd is a flatbed carrier that hauls primarily steel and building products throughout most of the continental United States, and operated an average of 700 trucks during the first quarter of 2003. Boyd had an average of 540 company drivers and 160 owner-operators as of March 31, 2003. Logistics brokers freight by identifying external shipping needs and matching available external carrier resources to those needs. This division requires minimal overhead and capital resources and provides a service through logistically coordinating needs for carriers to available carriers and scheduling the service to be provided. All carriers brokered through Logistics are responsible for maintaining proper insurance coverage and are required to provide proof of such coverage prior to brokerage of a load. WTI is a flatbed carrier that hauls steel and roofing products, primarily in the eastern two-thirds of the United States, and operated an average of 212 trucks during the first quarter of 2003. WTI had 35 company drivers and 177 owner-operators as of March 31, 2003. Due to the significant growth of Logistics, and the operating characteristics that differentiate it from the Boyd and WTI divisions, management now views Logistics as a separate reportable segment. Unaudited segment reporting information for the periods ended March 31, 2003 and 2002 is as follows:

Results of Operations

     Three Months Ended March 31, 2003

	Boyd	Logistics	WTI	Eliminations	Total
Operating revenues	$24,311,657	$2,738,900	$5,526,919		$32,577,476
Operating expenses	24,009,483	2,593,347	5,636,657		32,239,487
Operating income	302,174	145,553	(109,738)		337,989
Operating ratio	98.8%	94.7%	102.0%		99.0%

     Three Months Ended March 31, 2002

	Boyd	Logistics	WTI	Eliminations	Total
Operating revenues	$24,219,664	$1,610,458	$4,826,653	(36,457)	$30,656,775
Operating expenses	24,503,105	1,539,575	4,668,748	(36,457)	30,711,428
Operating income	(283,441)	70,883	157,905		(54,653)
Operating ratio	101.2%	95.6%	96.7%		100.2%

Identifiable Assets

     As of March 31, 2003

	Boyd	Logistics	WTI	Eliminations	Total
Cash and cash equivalents	$154,862	$(215,830)	$257,155		$196,187
Property and equipment, net	48,496,347	—	4,631,590		53,127,937
Long-term debt (excluding current maturities)	14,190,996	—	1,426,176		15,617,172

     As of December 31, 2002

	Boyd	Logistics	WTI	Eliminations	Total
Cash and cash equivalents	$296,630	$(199,473)	$195,357		$292,514
Property and equipment, net	50,272,130	—	4,452,362		54,724,492
Long-term debt (excluding current maturities)	17,745,849	—	1,390,021		19,135,870

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached interim consolidated financial statements and with the Company’s 2002 Annual Report to Stockholders, which included audited financial statements and notes thereto for the fiscal year ended December 31, 2002, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company, headquartered in Clayton, Alabama, is a flatbed truckload carrier that has three reportable segments: Boyd, Logistics, and WTI. Boyd operates throughout most of the continental United States, hauling primarily steel and building products. Logistics provides logistical support to the Company and brokers freight by identifying external shipping needs and matching available external carrier resources to those needs. WTI hauls steel and roofing products, primarily in the eastern two-thirds of the United States. The Company typically serves high-volume, time-sensitive shippers that demand time definite delivery.

Historically, the Company has owned its revenue equipment and operated through employee-operators. The Company’s expansion in the past, therefore, required significant capital expenditures that have been funded through secured borrowings. In the last six years, the Company began adding owner-operators to its fleet as a strategy to expand its potential for growth without the concomitant increase in capital expenditures typically related to owned equipment. The Company accelerated the implementation of this strategy in December 1997 with the acquisition of WTI, which specializes in short-haul routes using a largely owner-operator fleet.

The Company continues to focus on marketing efforts and is broadening its customer base outside of the steel and building products industries, as well as stressing best-in-business service to its customers. The Company remains committed to its emphasis on safety while working to reduce insurance claims and costs. See “Factors That May Affect Future Results”, below.

Critical Accounting Policies

The methods, estimates and judgments the Company’s management uses in applying Company accounting policies may have a significant effect on the results the Company reports in its financial statements. The estimates and judgments in applying those accounting policies which may have the most significant effect on the Company’s financial statements and operating results include: estimates of useful lives and salvage values for the depreciation of tractors and trailers; estimates of accrued liabilities for insurance claims for liability and both physical and property damage and workers’ compensation; allowance for doubtful accounts for tractors leased to owner-operators; determinations of impairment of long-lived assets; allowance for doubtful accounts receivable; and evaluation of impairment of goodwill. Please refer to “Management’s Discussion and Analysis of Financial Condition – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, for a more complete description of the Company’s critical accounting policies.

Quarterly Review:

The following tables set forth, by segment, the percentage relationship of expense items to operating revenues and certain other operating statistics for the periods indicated:

	Company		Boyd		Logistics		WTI

	Quarter Ended March 31,

	2003	2002	2003	2002	2003	2002	2003	2002

Operating revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Operating expenses
Salaries, wages, and employee benefits	28.5	30.6	34.4	35.3	7.4	8.4	13.0	14.1
Cost of independent contractors	32.4	29.3	20.2	19.6	81.2	84.2	61.5	59.9
Fuel	14.1	10.9	17.7	13.0	0.0	0.0	5.2	4.1
Operating supplies	7.2	8.5	8.3	9.5	2.6	2.2	4.4	5.2
Operating taxes and licenses	1.8	2.2	2.1	2.5	0.0	0.0	1.6	1.7
Insurance and claims	3.9	7.1	3.7	8.1	0.0	0.0	6.8	4.0
Communications and utilities	1.0	1.1	1.1	1.1	1.2	0.7	0.8	0.8
Depreciation and amortization	8.4	9.5	10.1	11.1	0.3	0.0	4.1	4.6
Gain on disposition of property and equipment, net	(0.0)	(0.1)	(0.0)	(0.1)	(0.0)	(0.0)	0.0	(0.1)
Other	1.7	1.1	1.1	0.9	2.0	0.1	4.6	2.4

Total operating expenses	99.0	100.2	98.7	101.0	94.7	95.6	102.0	96.7

Operating income	1.0	(0.2)	1.3	(1.0)	5.3	4.4	(2.0)	3.3
Interest expense, net	(1.0)	(1.3)	(1.5)	(1.5)	(0.0)	0.0	0.5	(0.7)

Income before income taxes	0.0	(1.5)	(0.2)	(2.5)	5.3	4.4	(1.5)	2.6
Income taxes	0.0	(0.5)	(0.1)	(0.9)	0.0	0.0	(0.5)	1.3

Net income	0.0%	(1.0)%	(0.3)%	(1.6)%	5.3%	4.4%	(1.0)%	1.3%

	Company		Boyd		WTI

	As of March 31,

	2003	2002	2003	2002	2003	2002

Company operated tractors	575	568	540	533	35	35
Owner-operated tractors	337	386	160	202	177	184

Total tractors	912	954	700	735	212	219

Company operated tractor %	63%	60%	77%	73%	17%	16%
Owner-operated tractor %	37%	40%	23%	27%	83%	84%

Total %	100%	100%	100%	100%	100%	100%

Quarterly Results of Operations

The Company’s total operating revenues increased $1,957,158 or 6.4% to $32,577,476 for the quarter ended March 31, 2003, compared with $30,620,318 for the same period in 2002. The change in revenue reflected an increase of $128,450 or 0.5% in the Boyd division, an increase of $1,128,442 or 70.1% in the Logistics division, and an increase of $700,266 or 14.5% in the WTI division. These changes are reflective of diversification outside of the steel and building materials industries and are also reflective of an increase in revenue resulting from the growth of the Logistics division and its brokerage of freight onto outside carriers. Included in revenues are fuel surcharges in the amount of $991,564 and $27,349 for the quarters ended March 31, 2003 and 2002, respectively. Average revenue per mile for the first quarter of 2003 was $1.20 while average revenue per mile was $1.15 for the same period in

2002. Operating conditions during the first quarter of 2003 were affected by inclement weather in February in many of the areas the Company serves and skyrocketing fuel costs due to growing anxieties about war in Iraq. However, the industry is showing improvement as weather conditions improve, fuel costs decline, and the war draws to an end. Revenues for the month of March 2003 were up 8.7% to $11,559,123 from $10,637,615 for the month of March 2002.

Total operating expenses increased $1,564,516 or 5.1% to $32,239,487 for the first quarter of 2003, compared to $30,674,971 for the same three months last year. Of this net increase, a decrease of $493,622 was attributable to the Boyd division. The Logistics division accounted for an increase of $1,053,772, and the WTI division accounted for $967,909 of the net increase. These increases are directly proportional to the increases in operating revenues. In the Logistics division, there was a 70.1% increase in revenue and 68.5% increase in operating expenses over 2002 figures.

The following operating expenses decreased: salaries, wages and employee benefits, operating supplies, and taxes and licenses. There was a net decrease of $822,838 in these accounts for the Company. Expenses related to Company drivers are included in these accounts. The change was primarily attributable to the Boyd division. The Boyd division accounted for a decrease of $542,173 in these accounts primarily due to a 5.4% decrease in total miles for the Boyd division from 21,035,236 for the first quarter of 2002 to 19,912,968 for the first quarter of 2003.

Fuel expense, also associated with Company drivers and included in the line item “operating supplies” in the consolidated statement of operations, increased $1,251,197 or 37.4% from 2002. This sharp increase was a result of the tensions in the Middle East, as well as reduced fuel supplies from Venezuela. Fuel prices began rising in the fourth quarter of 2002 and continued to rise during the first quarter of 2003. Average fuel cost per gallon during the first quarter of 2003 increased approximately $0.30 per gallon over prices in the first quarter of 2002. The Boyd division hauled 19,912,968 miles during the first quarter of 2003 with an average mile-per-gallon amount of 5.82. An average $0.30 per gallon increase would account for an approximate $1,026,000 increase in fuel expense for the Boyd division alone. Average fuel prices began to decline during March 2003. The Company generally has been able to partially offset significant increases in fuel costs through increased freight rates and through a fuel surcharge which increases incrementally as the price of fuel increases. The increases in freight rates and fuel surcharges are included in revenues, as discussed above.

Included in cost of independent contractors are costs for which owner-operators are responsible. These costs include fuel, operating supplies, and taxes and licenses, which are incurred by the owner-operators, while the Company incurs these costs on behalf of its Company drivers. Cost of independent contractors for the Company increased $1,566,389 or 17.4% for the quarter ended March 31, 2003 compared to the same period last year. The Logistics division accounted for $867,902 of the increase. The most significant costs associated with operating the Logistics division are included in this account. These costs include expenses related to payment of the outside carriers contracted to haul brokered loads. The Logistics division requires minimal overhead and capital resources and provides a service through logistically coordinating needs for carriers to available carriers and scheduling the service to be provided. All carriers brokered through Logistics are responsible for maintaining proper insurance coverage and are required to provide proof of such coverage prior to brokerage of a load. The WTI division accounted for $525,098 of the increase in cost of independent contractors. The average number of owner-operators throughout the first quarter of 2003 for WTI was 179 compared to an average of 170 during the first quarter of 2002, though, as shown above, the actual number of owner-operators as of the last day of the quarter was down in comparison to the same period in 2002. As an enticement for drivers to enter into and remain in leases, the Company began decreasing monthly lease payments on lease-purchased tractors in September of 2002. Beginning in September, payments were reduced by $25 to $30 per month until December, at which time, they were reduced again by another $15 to $30 per month.

Insurance and claims expense decreased $876,109 or 40.6% for the first quarter of 2003 as compared to the first quarter of 2002. The Company was involved in two accidents resulting in third party fatalities during the first quarter of 2002 and one accident during the first quarter of 2003, which accounts for the higher expense amounts in 2002.

Depreciation expense decreased $217,895 or 7.5% to $2,694,053 in the first quarter of 2003 from $2,911,948 in the same period last year. The decrease in depreciation for the quarter was primarily due to a decrease in the number of tractors in the Company fleet.

Other operating expenses increased by $227,844 for the quarter ended March 31, 2003 over the comparable period of 2002. The increase was primarily due to payment for professional services including the consulting agreement with Dempsey Boyd (see Note 5 “Related Party Transactions” in the notes to the consolidated financial statements) and expenses of approximately $20,000 related to bad debts.

Income tax expense for the three-month period ended March 31, 2003 was $2,665 resulting in an effective tax rate of 38.9%. This rate is greater than the Federal statutory rate primarily due to the effect of state taxes and the permanent non-deductibility of certain expenses for tax purposes.

Liquidity and Capital Resources

The Company’s primary cash requirements are for capital expenditures and operating expenses, including labor costs, fuel costs and operating supplies, and the payment of current debt maturities. Historically, the Company’s primary sources of cash have been continuing operations, bank borrowings and, in the last two years, dealer financings.

Cash Flows from Operating Activities

Cash flow from operations provided $2.8 million for the first quarter of 2003 and $3.8 million for the first quarter of 2002. Net income (loss) adjusted for non-cash income and expense items provided cash of $2.5 million and $2.0 million for the first quarter of 2003 and 2002, respectively. Non-cash income and expense items include depreciation and amortization, provisions for bad debt losses, gains on disposals of property and equipment, income related to owner-operator sales-type leases, and deferred income taxes. Working capital items provided cash of $0.4 million and $1.8 million in the first quarter of 2003 and 2002, respectively. The cash flow from operations enabled the Company to repay current maturities of debt and make capital expenditures as discussed below.

The increase in net income (loss) adjusted for non-cash items from 2002 to 2003 of $0.5 million was due primarily to increased net income during 2003. Reduced gains on sales of assets related to lease purchases, shown in deduction from income of the net effect of sales-type leases, were due to the reduced number of owner-operators in 2003. The decrease in depreciation during 2003 was due to the decrease in the total number of tractors in the Company fleet.

The changes in working capital items provided $0.4 million in cash flows in the first quarter of 2003 as a result of increasing trade and interline payables by $3.5 million, since December 31, 2002, increases in accrued expenses of $0.4 million and decreases in other assets of $0.4, which were offset by payments for income taxes of $1.6 million during the first quarter, and an increase in accounts receivable balances of $2.4 million.

The increase in accounts receivable is attributable to improved freight conditions during the latter part of the quarter of 2003 over the same period of 2002, generating additional line-haul revenue and fuel surcharge increases. Revenues for the month of March 2003 were up 31% to $11.6 million from $8.8 million for the month of December 2002, thus, resulting in a significant increase in accounts receivable and accounts payable at March 31, 2003. Revenues for the month of March 2003 were up 8.7% from $10.6 million for the month of March 2002. Additionally, average revenue per mile for the first quarter of 2003 was $1.20 compared to $1.15 per mile in the same period of 2002.

In 2002, accruals for accrued claims and other accrued liabilities increased due to two fatal accidents involving Company drivers. Included in these accruals are amounts estimated by management that are necessary to account for the Company’s exposure to claims incurred in 2003 and 2002.

Cash Flows from Investing Activities

The growth of the Company’s business and maintenance of its modern fleet has required significant investments in new tractors and trailers, which has been financed largely through long-term debt, including dealer-financed purchases of revenue equipment in the past two years. Historically, the Company financed its major capital equipment purchases consisting primarily of revenue equipment and, to a lesser extent, construction of terminals, through bank financings. The Company invested $0.8 million and $0.9 million for revenue equipment and other property and equipment during the first quarter of 2003 and 2002, respectively. As the Company began financing with dealers, the proceeds from property dispositions began decreasing as the Company began trading in more tractors to the dealers rather than selling them for cash. Dealer financed purchases in the first quarter of 2002 amounted to $3.6 million.

Cash Flows from Financing Activities

During the first quarter of 2003, the Company paid $3.8 million towards the reduction of its long-term debt. At March 31, 2003, the Company had debt (including current maturities) of $30.3 million. Similar debt payment amounts were made during the first quarters of 2003 and 2002. In the first quarter of 2003, new debt of approximately $0.4 million was incurred by the WTI division to purchase revenue equipment. During the first quarter of 2002, $3.6 million of revenue equipment was acquired by the Company through dealer financing rather than securing additional financing through existing lenders. These financing activities supported the Company’s investing activities.

As of March 31, 2003, the Company was not in compliance with certain financial covenant ratio requirements imposed by one of its major lenders. The Company has received a waiver executed by this lender due to non-compliance with its debt service coverage ratio. The Company is currently negotiating with its lenders to adjust certain covenant requirements including its debt service coverage ratio. There can be no assurance that the Company will be able to comply with these covenants in the future. If the Company is unable to comply with these covenants in the future, there can be no assurance that the Company’s lenders will provide waivers with respect to any such noncompliance.

The Company drew approximately $0.5 million, net, from its line of credit during the first quarter of 2003. Proceeds were used primarily to reduce accrued liabilities, including income taxes.

The Company anticipates generating sufficient cash from operations in 2003 to cover planned capital expenditures and servicing current maturities of long-term debt. The Company anticipates purchasing 92 new tractors and trading or selling 82 used tractors for the remainder of 2003 at a net cost of approximately $5.7 million. Historically, the Company has relied on cash generated from operations to fund its working capital requirements. Over the long term, the Company will continue to have significant capital needs that may require it to seek additional borrowings or equity capital. The availability of debt financing or equity capital will depend on prevailing market conditions, the market price of its common stock, and other factors over which the Company has no control, as well as the Company’s financial condition and results of operations.

Factors That May Affect Future Results

The Company’s future results may be affected by a number of factors over which the Company has little or no control. Fuel prices, insurance and claims costs, liability claims, interest rates, the availability of qualified drivers, fluctuations in the resale value of revenue equipment, economic and customer business cycles, and shipping demands are economic factors over which the Company has little or no control. Significant increases or rapid fluctuations in fuel prices, interest rates, insurance costs or liability claims, to the extent not offset by increases in freight rates, and the resale value of revenue equipment could result in Company losses. Weakness in the general economy, including a weakness in consumer demand for goods and services, could adversely affect customers and result in customers reducing their demand for transportation services, which, in turn, could adversely affect the Company’s growth and revenues. Weakness in customer demand for the Company’s services or in the general rate environment also may restrain the Company’s ability to increase rates or obtain fuel surcharges.

The following issues and uncertainties, among other things, should be considered in evaluating the Company’s outlook:

Fuel Price Trend

Many of the Company’s operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. Throughout the first quarter of 2003, the Company experienced fluctuations in fuel costs as a result of conditions in the petroleum industry. The Company also has periodically experienced some wage increases for drivers. Increases in fuel costs and driver compensation may affect operating income, unless the Company is able to pass those increased costs to customers through rate increases and fuel surcharges. The Company has initiated a program to obtain rate increases and fuel surcharges from customers in order to cover increased costs due to these increases in fuel prices, driver compensation, and other expenses and has been successful in implementing some fuel surcharges and certain rate increases. Competitive conditions in the transportation industry, including lower demand for transportation services, could limit the Company’s ability to obtain rate increases or fuel surcharges in the future. As of March 31, 2003, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations. The motor carrier industry depends upon the availability of diesel fuel. Fuel shortages or increases in fuel taxes or fuel costs have adversely affected, and may in the future adversely affect, the financial condition and results of operations of the Company. Fuel prices have fluctuated greatly, and fuel taxes have generally increased in recent years. The tensions in the Middle East, as well as reduced fuel supplies from Venezuela, caused an increase in oil and fuel prices during the first quarter of 2003. The Company has not experienced difficulty in maintaining necessary fuel supplies and, in the past, the Company generally has been able to partially offset significant increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge which increases incrementally as the price of fuel increases. However, there can be no assurance that the Company will be able to recover any future increases in fuel costs and fuel taxes through increased rates. If fuel prices continue to increase or are sustained at these higher levels for a continuing period of time, the higher fuel costs may have a materially adverse effect on the financial condition and business operations of the Company. Additionally, the increased fuel costs may continue to have a materially adverse effect on the Company’s efforts to attract and retain owner-operators, expand its pool of available trucks, and diversify its operations.

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

The Company was involved in two accidents in the first quarter and two accidents in the third quarter of 2002 that resulted in third-party fatalities. The Company was involved in another accident resulting in a fatality during the first quarter of 2003. During the first quarter of 2002, the self-insured amount for cargo loss, personal injury, and property damage, combined was $500,000 per occurrence, which would be the amount applicable to the two accidents during the first quarter of 2002. The self-insured amount for the two accidents in the third quarter of 2002 and the accident in the first quarter of 2003 was $750,000, with the Company also responsible for its shared amount of the $2 million insurance coverage and amounts in excess of the insured amount. Each of these accidents, taken separately, has the potential to cause the Company to reach its total per occurrence retention amount for insurance purposes. To date, four lawsuits have been filed against the Company with respect to these accidents. If the Company is ultimately found to have some liability for one or more of these accidents, the Company believes that its operating cash flows and, if needed, additional bank financing would be sufficient to cover any amounts payable. The terrorist attacks in the United States on September 11, 2001, and subsequent events, have resulted in additional increases in the Company’s insurance expenses. If these expenses continue to increase, and the Company is unable to offset the increase with higher freight rates, the Company’s operations and financial condition could be adversely affected.

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

Business Uncertainties

The Company has experienced significant growth in revenue since the initial public offering of the Company’s stock in May 1994. There can be no assurance that the Company’s business will continue to grow in a similar fashion in the future or that the Company can effectively adapt its management, administrative, and operational systems to respond to any future growth. Further, there can be no assurance that the Company’s operating margins will not be adversely affected by future changes in and expansion of the Company’s business or by changes in economic conditions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is exposed to interest rate risk due to its long-term debt, which at March 31, 2003 bore interest at rates ranging from 1.25% to 2.50% above the applicable bank’s LIBOR rate. Under the provisions of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, the Company has estimated the fair value of its long-term debt approximates its carrying value, using a discounted cash flow analysis based on borrowing rates available to the Company. The effect of a hypothetical one percent increase in interest rates would decrease pre-tax income by approximately $168,000. Management believes that current working capital funds are sufficient to offset any adverse effects caused by changes in these interest rates.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. The geopolitical situation in the Middle East caused oil prices to rise dramatically in the first quarter of 2003. Historically, the Company has been able to recover a majority of fuel price increases from customers in the form of fuel surcharges. The Company cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. As of March 31, 2003, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations. The Company will consider possible opportunities to hedge fuel costs in the future.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of a date within ninety days prior to the filing date of this quarterly report (the “Evaluation Date”)). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, under the heading “Item 3 — Legal Proceedings.” The description of legal proceedings in the Company’s Form 10-K remains unchanged.

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the three months ended March 31, 2003.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

10.1 Commercial Loan and Security Agreement dated January 16, 2003 by and between the Company and Compass Bank.
99.1 Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On May 6, 2003, the Company furnished a copy of a press release announcing unaudited first quarter 2003 earnings on a Form 8-K dated May 6, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boyd Bros. Transportation Inc. (Registrant)

Date: May 14, 2003	/s/ Richard C. Bailey

Richard C. Bailey, Chief Financial Officer (Principal Accounting Officer)

CERTIFICATIONS

I, Gail B. Cooper, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Boyd Bros. Transportation Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Gail B. Cooper Gail B. Cooper President and Chief Executive Officer

CERTIFICATIONS

I, Richard C. Bailey, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Boyd Bros. Transportation Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Richard C. Bailey Richard C. Bailey Chief Financial Officer