Form 10-Q
period 2003-06-30
BOYD BROS TRANSPORTATION INC
filed 2003-08-12
CIK 920907

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________to ______________________________

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

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 12, 2003.

Common Stock, $.001 Par Value	2,710,667

(Class)	(Number of Shares)

BOYD BROS. TRANSPORTATION INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	DECEMBER 31,
	2003	2002

	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$238,287	$292,514
Short-term investments	—	288,000
Accounts receivable:
Trade and interline	10,989,273	9,083,921
Other	604,658	542,963
Current portion of net investment in sales-type leases	1,480,450	1,427,617
Parts and supplies inventory	760,159	521,201
Prepaid licenses and permits	904,807	547,460
Other prepaid expenses	924,823	965,995
Deferred income taxes	2,146,304	2,378,688

Total current assets	18,048,761	16,048,359

PROPERTY AND EQUIPMENT:
Land and land improvements	2,948,297	2,948,297
Buildings	7,823,234	7,804,015
Revenue equipment	64,443,100	64,644,891
Other equipment	12,857,389	12,466,476
Leasehold improvements	386,384	386,384

Total	88,458,404	88,250,063
Less accumulated depreciation and amortization	35,842,731	33,525,571

Property and equipment, net	52,615,673	54,724,492

OTHER ASSETS:
Net investment in sales-type leases	6,323,018	6,706,848
Goodwill	3,452,446	3,452,446
Revenue equipment held for lease	614,157	310,405
Deposits and other assets	340,156	339,531

Total other assets	10,729,777	10,809,230

TOTAL	$81,394,211	$81,582,081

See notes to unaudited consolidated financial statements.

BOYD BROS. TRANSPORTATION INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	DECEMBER 31,
	2003	2002

	(UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable - trade and interline	$4,469,269	$2,375,475
Line of credit	1,313,825	—
Income taxes payable	512,666	1,424,791
Accrued liabilities:
Self-insurance claims	4,239,689	4,537,857
Salaries and wages	882,860	447,911
Other	1,962,401	1,324,364
Current maturities of long-term debt	14,635,011	14,488,695

Total current liabilities	28,015,721	24,599,093
LONG-TERM DEBT	15,578,090	19,135,870
DEFERRED INCOME TAXES	11,423,915	12,122,259

Total liabilities	55,017,726	55,857,222

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value - 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value - 10,000,000 shares authorized; 4,069,640 shares issued and outstanding	4,070	4,070
Treasury stock at cost; 1,358,973 and 1,359,684 shares shares at June 30, 2003 and December 31, 2002, respectively	(9,633,234)	(9,638,274)
Additional paid-in capital	16,884,622	16,884,622
Retained earnings	19,121,027	18,474,441

Total stockholders’ equity	26,376,485	25,724,859

TOTAL	$81,394,211	$81,582,081

See notes to unaudited consolidated financial statements.

BOYD BROS. TRANSPORTATION INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

OPERATING REVENUES	$34,368,130	$32,969,112	$66,945,608	$63,589,429

OPERATING EXPENSES:
Salaries, wages and employee benefits	9,777,817	9,302,994	19,066,592	18,652,139
Cost of independent contractors	10,945,868	10,063,793	21,491,222	19,042,758
Operating supplies	6,879,976	6,499,837	13,811,100	12,464,397
Operating taxes and licenses	641,506	673,171	1,243,120	1,358,139
Insurance and claims	1,114,896	1,236,558	2,447,296	3,395,066
Communications and utilities	342,817	324,325	674,664	650,220
Depreciation and amortization	2,948,579	2,973,891	5,592,631	5,885,837
Gain on disposal of property and equipment, net	(196,847)	(50,899)	(196,848)	(86,395)
Other	499,492	415,340	1,063,814	751,819

Total operating expenses	32,954,104	31,439,010	65,193,591	62,113,980

OPERATING INCOME	1,414,026	1,530,102	1,752,017	1,475,449

OTHER INCOME (EXPENSES):
Interest income	225	3,065	5,022	8,776
Interest expense	(283,764)	(511,393)	(592,183)	(911,925)
Other expenses	(25,066)	—	(52,584)	(1,000)

Other expenses, net	(308,605)	(508,328)	(639,745)	(904,149)

INCOME BEFORE PROVISION FOR INCOME TAXES	1,105,421	1,021,774	1,112,272	571,300
PROVISION FOR INCOME TAXES	460,130	414,424	462,795	252,051

NET INCOME	$645,291	$607,350	$649,477	$319,249

BASIC EARNINGS PER SHARE	$0.24	$0.22	$0.24	$0.12

DILUTED EARNINGS PER SHARE	$0.23	$0.22	$0.23	$0.12

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	2,710,673	2,708,105	2,710,669	2,708,967

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	2,836,549	2,741,712	2,837,684	2,732,590

See notes to unaudited consolidated financial statements.

BOYD BROS. TRANSPORTATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June,

	2003	2002

OPERATING ACTIVITIES:
Net income	$649,477	$319,249
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,592,631	5,885,837
Provision for bad debts	99,726	—
Net effect of sales-type leases on cost of independent contractors	94,602	(478,131)
Gain on disposal of property and equipment, net	(196,847)	(86,395)
Provision for deferred income taxes	(465,960)	(36,504)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(2,066,773)	(2,401,092)
Other current assets	(267,133)	399,468
Other assets	(625)	162,800
Accounts payable- trade and interline	2,093,794	1,669,130
Accrued liabilities and other current liabilities	(137,307)	1,297,763

Net cash provided by operating activities	5,395,585	6,732,125

INVESTING ACTIVITIES:
Payments received on sales-type leases	1,147,020	1,288,783
Capital expenditures:
Revenue equipment	(4,037,730)	(3,677,307)
Other equipment	(671,512)	(757,469)
Proceeds from disposals of property and equipment, net of trades	207,900	258,180

Net cash used in investing activities	(3,354,322)	(2,887,813)

FINANCING ACTIVITIES:
Proceeds from sales of common stock	2,149	(42,254)
Proceeds (payments) on line of credit - net	1,313,825	(210,540)
Proceeds from long-term debt	4,001,735	3,286,003
Principal payments on long-term debt	(7,413,199)	(8,704,637)

Net cash used in financing activities	(2,095,490)	(5,671,428)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(54,227)	(1,827,116)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	292,514	2,221,455

BALANCE AT END OF PERIOD	$238,287	$394,339

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for :
Income taxes, net of refunds	$1,850,715	$139,937

Interest	$592,183	$911,925

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Net investment in sales-type leases	$(3,889,924)	$(842,829)

Dealer financed purchases of revenue equipment	$—	$3,818,973

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

2.     Principles of Consolidation

The consolidated financial statements include the accounts of Boyd Bros. Transportation Inc. and its wholly owned subsidiary, WTI Transport, Inc. (“WTI”). The Boyd division (“Boyd”) also operates a logistics division (“Logistics”) that provides logistical support to the Company, and brokers freight by identifying external shipping needs and matching available carrier resources to those needs. Boyd, Logistics, and WTI are referred to herein collectively as the “Company”. All significant intercompany balances, transactions and stockholdings have been eliminated. Certain reclassifications have been made to prior periods to conform to the current period presented.

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

4.     Stockholders’ Equity

Earnings Per Share

The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the periods presented:

	For the three months ended		For the six months ended
	June 30,		June 30,
{PRIVATE}	2003	2002	2003	2002

Numerator:
Net income	$645,291	$607,350	$649,477	$319,249
Denominator:
Basic weighted-average shares outstanding	2,710,673	2,708,105	2,710,669	2,708,967
Effect of dilutive stock options	125,876	33,607	127,015	23,623
Diluted weighted-average shares outstanding	2,836,549	2,741,712	2,837,684	2,732,590
Basic earnings per share	$0.24	$0.22	$0.24	$0.12
Diluted earnings per share	$0.23	$0.22	$0.23	$0.12

Stock Options

The Company adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which was originally provided under SFAS No. 123. The Statement also improves the timeliness of disclosures by requiring the information be included in interim, as well as annual, financial statements. The adoption of these disclosure provisions did not have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

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

Had compensation cost been determined based upon the fair value at the grant date for awards under the Plan consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma net income and net income per share would have differed from the amounts reported as follows:

FOR THE QUARTERS ENDED JUNE 30,	2003	2002

Net income, as reported	$645,291	$607,350
Stock-based employee compensation expense determined under fair value basis, net of tax	(24,414)	(47,832)

Pro forma net income	$620,877	$559,518

Earnings per share:
Basic -as reported	$0.24	$0.22
Basic -pro forma	$0.23	$0.21
Diluted -as reported	$0.23	$0.22
Diluted -pro forma	$0.22	$0.20

FOR THE SIX MONTHS ENDED JUNE 30,	2003	2002

Net income, as reported	$649,477	$319,249
Stock-based employee compensation expense determined under fair value basis, net of tax	(54,110)	(106,871)

Pro forma net income	$595,367	$212,378

Earnings per share:
Basic -as reported	$0.24	$0.12
Basic -pro forma	$0.22	$0.08
Diluted -as reported	$0.23	$0.12
Diluted -pro forma	$0.21	$0.08

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

The Company entered into a lease agreement with Dempsey Boyd, effective September 1, 2002 through August 31, 2003, to lease an aircraft for Company use. The Company pays a monthly lease amount of $20,000 with an allowance of twenty hours of flight time per month. For any flight hours that exceed twenty per month, the Company pays an additional $1,000 per flight hour. On May 1, 2003, the Board of Directors approved a $100 per flight hour increase for flights on or after May 1, 2003. The Company has paid a total of $124,000 in lease payments to Mr. Boyd for the first half of 2003.

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

7.     Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. SFAS No. 148 amends Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to provide alternative methods for voluntary transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation (“the fair value method”). SFAS No. 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. The transition provisions of SFAS No. 148 are effective in fiscal years beginning after December 15, 2002. The Company expects that the transition provisions of SFAS No. 148 will not have a material adverse impact on the Company’s consolidated financial position and results of operations upon adoption since the Company has not adopted the fair value method. The Company adopted the required disclosure provisions of SFAS No. 148. See Note 4 to the Consolidated Financial Statements, herein.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and such adoption did not have a material impact on the Company’s consolidated financial statements. The Company did not issue or modify any guarantees during the first half of 2003.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company currently has identified no variable interest entities, thus the adoption of the provisions of FIN 46 did not have a material impact on the Company’s consolidated results of operations or financial position.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments and improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. The amendments to SFAS No. 133 fall principally into three categories: amendments related to SFAS No. 133 implementation issues that were previously cleared by the FASB, amendments clarifying the definition of a derivative, and amendments relating to the definition of expected cash flows in FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The implementation of SFAS No. 149 is not expected to have a material impact on the Company’s consolidated financial statements, as the Company does not currently use any derivative type instruments.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments previously were classified in financial statements as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe the adoption of SFAS No. 150 will have a material impact on its consolidated financial statements.

There were no other recently issued accounting pronouncements with delayed effective dates that would currently have a material impact on the Company’s consolidated financial position and results of operations.

8.     Segment Information

The Company has three reportable segments: the Boyd division (“Boyd”), the Logistics division (“Logistics”), and the WTI division (“WTI”). Boyd is a flatbed carrier that hauls primarily steel and building products throughout most of the continental United States, and operated an average of 687 trucks during the first six months of 2003. Boyd averaged 511 company drivers and 176 owner-operators during the first six months of 2003. Logistics brokers freight by identifying external shipping needs and matching available external carrier resources to those needs. This division requires minimal overhead and capital resources and provides a service through logistically coordinating needs for carriers to available carriers and scheduling the service to be provided. All carriers brokered through Logistics are responsible for maintaining proper insurance coverage and are required to provide proof of such coverage prior to brokerage of a load. WTI is a flatbed carrier that hauls steel and roofing products, primarily in the eastern two-thirds of the United States, and operated an average of 214 trucks during the first six months of 2003. WTI averaged 34 company drivers and 180 owner-operators during the first six months of 2003. Due to the significant growth of Logistics, and the operating characteristics that differentiate it from the Boyd and WTI divisions, management now views Logistics as a separate reportable segment. Unaudited segment reporting information for the periods ended June 30, 2003 and 2002 is as follows:

Results of Operations

     Three Months Ended June 30, 2003

	Boyd	Logistics	WTI	Total
Operating revenues	$25,359,773	$2,421,732	$6,586,625	$34,368,130
Operating expenses	24,297,315	2,352,159	6,304,630	32,954,104
Operating income	1,062,458	69,573	281,995	1,414,026
Operating ratio	95.8%	97.1%	95.7%	95.9%

     Three Months Ended June 30, 2002

	Boyd	Logistics	WTI	Total
Operating revenues	$25,673,673	$1,767,647	$5,527,792	$32,969,112
Operating expenses	24,463,096	1,633,953	5,341,961	31,439,010
Operating income	1,210,577	133,694	185,831	1,530,102
Operating ratio	95.3%	92.4%	96.6%	95.4%

     Six Months Ended June 30, 2003

	Boyd	Logistics	WTI	Total
Operating revenues	$49,671,432	$5,160,632	$12,113,544	$66,945,608
Operating expenses	48,306,799	4,945,506	11,941,286	65,193,591
Operating income	1,364,633	215,126	172,258	1,752,017
Operating ratio	97.3%	95.8%	98.6%	97.4%

     Six Months Ended June 30, 2002

	Boyd	Logistics	WTI	Total
Operating revenue	$49,881,738	$3,378,105	$10,329,586	$63,589,429
Operating expenses	48,954,599	3,173,530	9,985,851	62,113,980
Operating income	927,139	204,575	343,735	1,475,449
Operating ratio	98.1%	93.9%	96.7%	97.7%

Identifiable Assets

     As of June 30, 2003

	Boyd	Logistics	WTI	Total
Cash and cash equivalents	$1,229,438	$(873,250)	$(117,901)	$238,287
Property and equipment, net	48,166,324	—	4,449,349	52,615,673
Long-term debt (excluding current maturities)	14,385,803	—	1,192,287	15,578,090

     As of December 31, 2002

	Boyd	Logistics	WTI	Total
Cash and cash equivalents	$296,630	$(199,473)	$195,357	$292,514
Property and equipment, net	50,272,130	—	4,452,362	54,724,492
Long-term debt (excluding current maturities)	17,745,849	—	1,390,021	19,135,870

9.     Subsequent Event

The Company was involved in an accident on July 5, 2003, which resulted in one fatality and injuries to three other third parties. No lawsuit has been filed to date with respect to this accident; however, attorneys have been retained by those involved. The Company’s self-insured amount for this accident is $750,000, with the Company also responsible for its shared amount of 33% up to the $2 million insurance coverage and all amounts in excess of the insured amount. This accident has the potential to cause the Company to reach its total per occurrence retention amount for insurance purposes. If the Company is ultimately found to have some liability for this accident, the Company believes that its operating cash flows and, if needed, additional bank financing would be sufficient to cover any amounts payable. However, there can be no assurance that the Company’s operations and financial condition would not be adversely affected if the Company is found to have liability.

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

Critical Accounting Policies

The methods, estimates and judgments the Company’s management uses in applying accounting policies may have a significant effect on the results the Company reports in its financial statements. The estimates and judgments in applying those accounting policies which may have the most significant effect on the Company’s financial statements and operating results include: estimates of useful lives and salvage values for the depreciation of tractors and trailers; estimates of accrued liabilities for insurance claims for liability and both physical and property damage and workers’ compensation; allowance for doubtful accounts for tractors leased to owner-operators; determinations of impairment of long-lived assets; allowance for doubtful accounts receivable; and evaluation of impairment of goodwill. Please refer to “Management’s Discussion and Analysis of Financial Condition – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, for a more complete description of the Company’s critical accounting policies.

Quarterly Review:

The following tables set forth, by segment, the percentage relationship of expense items to operating revenues and certain other operating statistics for the periods indicated:

	Company		Boyd		Logistics		WTI

	Quarter Ended June 30,

	2003	2002	2003	2002	2003	2002	2003	2002

Operating revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Operating expenses
Salaries, wages, and employee benefits	28.5	28.2	34.4	33.0	8.9	8.6	12.8	12.4
Cost of independent contractors	31.8	30.5	19.0	20.2	83.3	80.4	62.1	62.4
Fuel	12.2	11.6	15.3	13.8	0.4	0.0	4.4	4.9
Operating supplies	7.8	8.1	9.3	9.3	1.9	2.4	4.4	4.4
Operating taxes and licenses	1.9	2.0	2.1	2.2	0.0	0.0	1.8	1.9
Insurance and claims	3.2	3.8	3.8	4.2	0.2	0.0	2.3	3.0
Communications and utilities	1.0	1.0	1.1	1.1	1.4	0.6	0.6	0.6
Depreciation and amortization	8.6	9.0	10.7	10.7	0.3	0.1	3.4	4.2
Gain on disposition of property and equipment, net	(0.6)	(0.2)	(0.8)	(0.2)	(0.0)	(0.0)	0.1	0.1
Other	1.5	1.4	0.9	1.0	0.7	0.3	3.8	2.7

Total operating expenses	95.9	95.4	95.8	95.3	97.1	92.4	95.7	96.6

Operating income	4.1	4.6	4.2	4.7	2.9	7.6	4.3	3.4
Interest expense, net	(0.9)	(1.5)	(1.3)	(1.8)	(0.0)	0.0	0.2	(1.0)

Income before income taxes	3.2	3.1	2.9	2.9	2.9	7.6	4.5	2.4
Income taxes	1.3	1.3	1.3	1.4	0.0	0.0	1.9	1.1

Net income	1.9%	1.8%	1.6%	1.5%	2.9%	7.6%	2.6%	1.3%

	Company		Boyd		WTI

	Average Counts For the Three Months ended June 30,

	2003	2002	2003	2002	2003	2002

Company operated tractors	552	593	518	558	34	35
Owner-operated tractors	357	377	176	195	181	182

Total tractors	909	970	694	753	215	217

Company operated tractor %	61%	61%	75%	74%	16%	16%
Owner-operated tractor %	39%	39%	25%	26%	84%	84%

Total %	100%	100%	100%	100%	100%	100%

Quarterly Results of Operations

The Company’s total operating revenues increased $1,399,018 or 4.2% to $34,368,130 for the quarter ended June 30, 2003, compared with $32,969,112 for the same period in 2002. The change in revenue reflected a decrease of $313,900 or 1.2% in the Boyd division, an increase of $654,085 or 37.0% in the Logistics division, and an increase of $1,058,833 or 19.2% in the WTI division. These changes are reflective of diversification outside of the steel and building materials industries and are also reflective of an increase in revenue resulting from the growth of the Logistics division and its brokerage of freight onto outside carriers. The significant increase in the WTI division was also a result of an increase in the total number of loads hauled, from 8,995 from the second quarter of 2002, to 9,977 for the second quarter of 2003, an increase of 10.9%. This increase was primarily attributable to increased utilization within the organization. Productivity and efficiency initiatives allowed WTI to better utilize its workforce. Included in revenues are fuel surcharges in the amount of $1,023,291 and $258,639 for the quarters ended June 30, 2003 and 2002, respectively. Average revenue per total mile for the second quarter of 2003 was $1.34 while average revenue per total mile was $1.26 for the same period in 2002. Fuel costs increased significantly during the first half of 2003 due to growing anxieties about war in Iraq. However, the industry is showing improvement as fuel costs decline as hostilities lessen in the region. Though fuel costs remain high, current levels are similar to those experienced in the second half of 2002. So, barring further volatility or price spikes, the impact of high fuel costs should have less influence on earnings comparisons going forward.

Total operating expenses increased $1,515,094, or 4.8%, to $32,954,104 for the second quarter of 2003, compared to $31,439,010 for the same period last year. As a percentage of revenues, total operating expenses increased only slightly from 95.4% in 2002 to 95.9% in 2003. Of this net increase, a decrease of $165,781 was attributable to the Boyd division. The Logistics division accounted for an increase of $718,206, and the WTI division accounted for $962,669 of the net increase. These increases are directly proportional to the increases in operating revenues.

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

As a percentage of revenues, salaries, wages, & employee benefits increased 0.3% during the second quarter of 2003 compared to the same period in 2002. Of this increase, 68% was attributable to the Boyd division. Company drivers at the Boyd division accounted for 73% of total miles driven during the second quarter of 2003, compared to 71% in the same period in 2002. Additionally, at the WTI division, Company drivers accounted for 1% more of total miles driven during the second quarter of 2003 than in the same period of 2002.

Included in cost of independent contractors are costs for which owner-operators are responsible, costs incurred/earned by the Company related to the lease purchase of tractors to owner-operators, and costs related to the Logistics division. Cost of independent contractors for the Company increased $882,075, or 8.8%, for the quarter ended June 30, 2003 compared to the same period last year. The Boyd division accounted for a decrease of $359,874 in the net cost. This decrease for the Boyd division resulted from a decrease of $749,687 in total owner-operator payroll and a net increase of $389,813 in the costs associated with the lease purchase program. The reduction in owner-operator payroll was due to a 2% decrease in total miles driven by owner-operators for the second quarter of 2003 compared to 2002. As an enticement for drivers to enter into and remain in leases, the Boyd division began decreasing monthly lease payments on new lease agreements entered into by owner-operators beginning in September of 2002. Beginning in September, payments were reduced by $25 to $30 per month until December, at which time they were reduced again by another $15 to $30 per month. Additionally, during the fourth quarter of 2002, the Boyd division increased the amount reserved for bad debt on each lease receivable related to the lease purchase program due to the uncertainty of owner-operator retention resulting from uncertainty of fuel prices. Due to the reductions in payments and increases in reserves for bad debt there was a net increase in costs associated with the lease purchase program at the Boyd division. The Logistics division accounted for $595,520 of the increase in cost of independent contractors. The most significant costs associated with operating the Logistics division are included in this account. These costs include expenses related to payment of the outside carriers contracted to haul brokered loads. The Logistics division requires minimal overhead and capital resources and provides a service through logistically coordinating needs for carriers to available carriers and scheduling the service to be provided. All carriers brokered through Logistics are responsible for maintaining proper insurance coverage and are required to provide proof of such coverage prior to brokerage of a load. The WTI division accounted for $646,429 of the increase in cost of independent contractors. As a percentage of revenue, the net cost of independent contractors at the WTI division decreased 0.4% over last year. Thus, the increase of costs contributed by WTI was a direct result of the WTI contribution of increased revenue of 19.2%, as discussed above.

Fuel expense, also associated with Company drivers and included in the line item “operating supplies” in the consolidated statements of income, increased $366,556, or 9.6%, from 2002. This sharp increase was a result of the tensions in the Middle East, as well as reduced fuel supplies from Venezuela. Fuel prices began rising in the fourth quarter of 2002 and continued to rise during the first quarter of 2003. Average fuel prices began to decline during March 2003. Average fuel cost per gallon during the second quarter of 2003 increased approximately $0.15 per gallon over prices in the second quarter of 2002. The Company generally has been able to partially offset significant increases in fuel costs through increased freight rates and through a fuel surcharge which increases incrementally as the price of fuel increases. The increases in freight rates and fuel surcharges are included in revenues, as discussed above.

Interest expense decreased $227,629, or 44.5%, in the second quarter of 2003 compared to the same period in 2002. Most of the Company’s revenue equipment financing is associated with the Boyd division because of its larger company-owned fleet, thus most of the decline in interest expense for the first six months of 2003 related to the Boyd division and reflected both lower debt levels and a lower LIBOR rate on borrowed funds.

Income tax expense for the three-month period ended June 30, 2003 was $460,130 resulting in an effective tax rate of 41.6%. This rate is greater than the Federal statutory rate primarily due to the effect of state taxes and the permanent non-deductibility of certain expenses for tax purposes.

Year-to-date Review:

	Company		Boyd		Logistics		WTI

	Six Months Ended June 30,

	2003	2002	2003	2002	2003	2002	2003	2002

Operating revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Operating expenses Salaries, wages, and employee benefits	28.5	29.3	34.4	34.1	8.1	8.5	12.9	13.2
Cost of independent contractors	32.1	29.9	19.6	19.9	82.2	82.2	61.9	61.2
Fuel	13.1	11.3	16.5	13.5	0.3	0.0	4.8	4.5
Operating supplies	7.5	8.3	8.8	9.4	2.2	2.3	4.4	4.8
Operating taxes and licenses	1.9	2.1	2.1	2.3	0.0	0.0	1.7	1.8
Insurance and claims	3.7	5.3	3.9	6.2	0.0	0.0	4.3	3.5
Communications and utilities	1.0	1.0	1.1	1.1	1.3	0.7	0.7	0.7
Depreciation and amortization	8.4	9.3	10.3	10.8	0.3	0.1	3.8	4.4
Gain on disposition of property and equipment, net	(0.3)	(0.1)	(0.4)	(0.2)	0.0	0.0	0.0	0.0
Other	1.5	1.1	1.0	1.0	1.4	0.1	4.1	2.6

Total operating expenses	97.4	97.7	97.3	98.1	95.8	93.9	98.6	96.7

Operating income	2.6	2.3	2.7	1.9	4.2	6.1	1.4	3.3
Interest expense, net	(1.0)	(1.4)	(1.1)	(1.6)	0.0	0.0	0.3	(0.8)
Other income	—	—	(0.3)	—	0.0	0.0	—	—

Income before income taxes	1.6	0.9	1.3	0.3	4.2	6.1	1.7	2.5
Income taxes	0.6	0.4	0.7	0.3	0.0	0.0	0.8	1.2

Net income	1.0%	0.5%	0.6%	0.0%	4.2%	6.1	0.9%	1.3%

	Company		Boyd		WTI

	Average Counts For the Six Months Ended June 30,

	2003	2002	2003	2002	2003	2002

Company operated tractors	545	583	511	548	34	35
Owner-operated tractors	356	378	176	196	180	182

Total tractors	901	961	687	744	214	217

Company operated tractor %	60%	61%	74%	74%	16%	16%
Owner-operated tractor %	40%	39%	26%	26%	84%	84%

Total %	100%	100%	100%	100%	100%	100%

Year-to-date Results of Operations

The Company’s total operating revenues increased $3,356,179 or 5.3% to $66,945,608 for the six months ended June 30, 2003, compared with $63,589,429 for the same period in 2002. The change in revenue reflected a decrease of $210,306 or 0.4% in the Boyd division, an increase of $1,782,527 or 52.8% in the Logistics division, and an increase of $1,783,958 or 17.3% in the WTI division. These changes are reflective of diversification outside of the steel and building materials industries and are also reflective of an increase in revenue resulting from the growth of the Logistics division and its brokerage of freight onto outside carriers. The significant increase in the WTI division was also a result of an increase in the total number of loads hauled, from 17,471 for the first six months of 2002, to 18,967 for the first six months of 2003, an increase of 8.6%. This increase was primarily attributable to increased utilization within the organization. Productivity and efficiency initiatives allowed WTI to better utilize its workforce. Included in revenues are fuel surcharges in the amount of $2,014,855 and $285,988 for the first half of June 30, 2003 and 2002, respectively. Average revenue per total mile for the six months ended June 30, 2003 was $1.33 while average revenue per total mile was $1.24 for the same period in 2002. As previously mentioned, fuel costs increased significantly during the first half of 2003 due to growing anxieties about war in the Middle East. However, the industry is showing improvement as fuel costs decline as hostilities lessen in the region. Though fuel costs remain high, current levels are similar to those experienced in the second half of 2002. So, barring further volatility or price spikes, the impact of high fuel costs should have less influence on earnings comparisons going forward.

Total operating expenses increased $3,079,611, or 5.0%, to $65,193,591 for the six months ended June 30, 2003, compared to $62,113,980 for the first six months of 2002. As a percentage of revenue, total operating expenses decreased from 97.7% in 2002 to 97.4% in 2003. Thus, the increase in expenses is directly proportional to the increase in revenue. The change in the Company’s operating expenses reflected primarily lower expenses for insurance and claims and depreciation and amortization, which were more than offset by higher salaries, wages, and employee benefits, net cost of independent contractors and higher fuel costs, included in the line item “operating supplies” in the consolidated statements of income.

As a percentage of revenue, salaries, wages, and employee benefits, insurance and claims, and depreciation and amortization expenses decreased for the Company. These decreases were more than offset by increases, as a percentage of revenue, of net cost of independent contractors and fuel expense, shown in operating expenses.

As a percentage of revenue, salaries, wages, and employee benefits decreased 0.8%. As previously discussed, increased utilization has improved revenue per mile rates. Empty mile percentages have decreased approximately 0.4% from 2002. This improved utilization improves costs as a percentage of revenue.

As a percentage of revenue, for the first six months of 2003, insurance and claims decreased by 1.6% from the first six months of 2002. During the first half of 2002, the Company’s self-insured retention level was $500,000, but during the first half of 2003, the retention level was $750,000 causing insurance premiums to be lower. Additionally, the Company was involved in two accidents resulting in third party fatalities during the first half of 2002 for which the Company accrued higher claims expenses than for accidents during the first half of 2003.

Depreciation and amortization decreased $293,206, or 5.0%, during the first six months of 2003 to $5,592,631 from $5,885,837 during the same period of 2002. The decrease in depreciation and amortization was primarily due to a decrease in the average number of tractors in the Company fleet.

Included in cost of independent contractors are costs for which owner-operators are responsible, costs incurred/earned by the Company related to the lease purchase of tractors to owner-operators, and costs related to the Logistics division. Cost of independent contractors for the Company increased $2,448,464, or 12.9%, for the six months ended June 30, 2003 compared to the same period last year. As a percentage of revenue, these costs increased 2.2% from 29.9% for the first half of 2002 to 32.1% for the first half of 2003. The Boyd division accounted for a decrease of $495,040 in the net cost. This decrease for the Boyd division resulted from a decrease of $1,121,589 in total owner-operator payroll and a net increase of $626,549 in the costs associated with the lease purchase program. The reduction in owner-operator payroll was due to a 2% decrease in total miles driven by owner-operators for the first half of 2003 compared to 2002. As an enticement for drivers to enter into and remain in leases, the Boyd division began decreasing monthly lease payments on new lease agreements entered into by owner-operators beginning in September of 2002. Beginning in September, payments were reduced by $25 to $30 per month until December, at which time, they were reduced again by another $15 to $30 per month. Additionally, during the fourth quarter of 2002, the Boyd division increased the amount reserved for bad debt on each lease receivable related to the lease purchase program due to the uncertainty of owner-operator retention resulting from uncertainty of fuel prices. Due to the reduction in monthly lease payments and increases in reserves for bad debt, there was a net increase in costs associated with the lease purchase program at the Boyd division. The Logistics division accounted for $1,771,976 of the increase in cost of independent contractors. The most significant costs associated with operating the Logistics division are included in this account. These costs include expenses related to payment of the outside carriers contracted to haul brokered loads. The 55.8% increase in Logistics operating expenses for the first six months of 2003 is consistent with its

52.8% increase in revenues. All carriers brokered through Logistics are responsible for maintaining proper insurance coverage and are required to provide proof of such coverage prior to brokerage of a load. The WTI division accounted for $1,171,528 of the increase in cost of independent contractors. The increase of costs contributed by WTI was a direct result of the WTI contribution of increased revenue of 17.3%, as discussed above.

Fuel expense, also associated with Company drivers and included in the line item “operating supplies” in the consolidated statement of income, increased $1,590,404, or 22.1%, from 2002. This sharp increase was a result of the tensions in the Middle East, as well as reduced fuel supplies from Venezuela. Fuel prices began rising in the fourth quarter of 2002 and continued to rise during the first quarter of 2003. Average fuel prices began to decline during March 2003. Average fuel cost per gallon during the first half of 2003 increased approximately $0.30 per gallon over prices in the same period of 2002. The Company generally has been able to partially offset significant increases in fuel costs through increased freight rates and through a fuel surcharge which increases incrementally as the price of fuel increases. The increases in freight rates and fuel surcharges are included in revenues, as discussed above.

Interest expense for the first six months of 2003 decreased by $319,742, or 35.1%, to $592,183 from $911,925 in the first six months of 2002. As a percentage of operating revenues, interest expense declined to 1.0% from 1.4%. Most of the Company’s revenue equipment financing is associated with the Boyd division because of its larger company-owned fleet, thus most of the decline in interest expense for the first six months of 2003 related to the Boyd division and reflected both lower debt levels and a lower LIBOR rate on borrowed funds.

Income tax expense for the six-month period ended June 30, 2003 was $462,795 and the effective tax rate was 41.6%. This rate is greater than the federal statutory rate because of the effect of state taxes and the permanent non-deductibility of certain expenses for tax purposes.

Liquidity and Capital Resources

The Company’s primary cash requirements are for capital expenditures and operating expenses, including labor costs, fuel costs and operating supplies, and the payment of current debt maturities. Historically, the Company’s primary sources of cash have been continuing operations, bank borrowings and, in the last two years, dealer financings.

Cash Flows from Operating Activities

Cash flow from operations provided $5.4 million for the first six months of 2003 and $6.7 million for the first six months of 2002. Net income adjusted for non-cash income and expense items provided cash of $5.8 million and $5.6 million for the first six months of 2003 and 2002, respectively. Non-cash income and expense items include depreciation and amortization, provisions for bad debt losses, gains on disposals of property and equipment, income related to owner-operator sales-type leases, and deferred income taxes. Working capital items used cash of $0.4 million in the first half of 2003 and provided $1.1 million in the first half of 2002. The cash flow from operations enabled the Company to repay current maturities of debt and make capital expenditures as discussed below.

The increase in net income adjusted for non-cash items from 2002 to 2003 of $0.2 million was due primarily to increased net income during 2003 and reduced gains on sales of assets related to lease purchases, shown as a deduction from income in the net effect of sales-type leases. Reduced gains were due to the reduced number of owner-operators in 2003 and the Company’s reduction of sales prices of lease purchased vehicles to owner-operators as an incentive to attract and retain drivers. These increases were offset by decreases in depreciation expense and an increase in deferred tax benefits. The decrease in depreciation during 2003 was due to the decrease in the total number of tractors in the Company fleet.

The decrease in working capital items used in cash flows of $1.5 million in the first six months of 2003 was a result of increases in prepaid expenses and inventories of $0.7 million, and decreases in income taxes payable of $0.9 million. The Company lengthened its payment cycle for accounts payable, which increased trade and interline payables in the amount of $2.1 million since December 31, 2002, which directly offset an increase in accounts receivable of $2.1 million during the same period.

Cash Flows from Investing Activities

The growth of the Company’s business and maintenance of its modern fleet has required significant investments in new tractors and trailers, which has been financed largely through long-term debt. Historically, the Company financed its major capital equipment purchases consisting primarily of revenue equipment and, to a lesser extent, construction of terminals, through bank financings. Dealer financed purchases in the first six months of 2002 amounted to $3.8 million, while no dealer-financed purchases were made during the first six months of 2003.

The Company invested $4.7 million and $4.4 million for revenue equipment and other property and equipment during the first six months of 2003 and 2002, respectively. The proceeds from property dispositions exclude revenue equipment traded on new equipment.

Cash Flows from Financing Activities

During the first six months of 2003, the Company paid $7.4 million towards the reduction of its long-term debt. At June 30, 2003, the Company had debt (including current maturities) of $30.2 million. In the first six months of 2003 and 2002, new debt of approximately $4.0 and $3.3 million, respectively, was incurred to purchase revenue equipment. During the first six months of 2002, $3.8 million of revenue equipment was acquired by the Company through dealer financing, while no dealer-financed purchases were made during the first six months of 2003. These financing activities supported the Company’s investing activities.

As of June 30, 2003, the Company was in compliance with all financial covenant ratio requirements imposed by its major lenders.

The Company drew approximately $1.3 million, net, from its line of credit during the first quarter of 2003. Proceeds were used primarily to reduce accrued liabilities, including income taxes.

The Company anticipates generating sufficient cash flow from operations in 2003 to cover planned capital expenditures and servicing current maturities of long-term debt. As of June 30, 2003, the Company had purchased 32 new tractors, trading nine, and selling 17. Additionally, the Company had purchased 75 new trailers, trading 75 trailers in on the purchases. The Company anticipates purchasing an additional 60 new tractors and trading or selling 56 used tractors during the remainder of 2003. Historically, the Company has relied on cash generated from operations to fund its working capital requirements. Over the long term, the Company will continue to have significant capital needs that may require it to seek additional borrowings or equity capital. The availability of debt financing or equity capital will depend on prevailing market conditions, the market price of its common stock, and other factors over which the Company has no control, as well as the Company’s financial condition and results of operations.

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

The following issues and uncertainties, along with the other issues and uncertainties discussed in this report and the Company’s 2002 Annual Report to Stockholders, should be considered in evaluating the Company’s outlook:

Fuel Price Trend and Wage Increases

Many of the Company’s operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. Throughout the half quarter of 2003, the Company experienced fluctuations in fuel costs as a result of conditions in the petroleum industry and, most significantly, the war in the Middle East. The Company also has periodically experienced wage increases for drivers. Increases in fuel costs and driver compensation may affect operating income, unless the Company is able to pass those increased costs to customers through rate increases and fuel surcharges. The Company has initiated a program to obtain rate increases and fuel surcharges from customers in order to cover increased costs due to these increases in fuel prices, driver compensation, and other expenses and has been successful in implementing some fuel surcharges and certain rate increases. Competitive conditions in the transportation industry, including lower demand for transportation services, could limit the Company’s ability to obtain rate increases or fuel surcharges in the future. As of June 30, 2003, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

Fuel shortages or increases in fuel taxes or fuel costs have adversely affected, and may in the future adversely affect, the financial condition and results of operations of the Company. Fuel prices have fluctuated greatly, and fuel taxes have generally increased in recent years. The Company has not experienced difficulty in maintaining necessary fuel supplies and, in the past, the Company generally has been able to partially offset significant increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge which increases incrementally as the price of fuel increases. However, there can be no assurance that the Company will be able to recover any future increases in fuel costs and fuel taxes through increased rates. If fuel prices continue to increase or are sustained at these higher levels for an extended period of time, the higher fuel costs may have a materially adverse effect on the financial condition and business operations of the Company. Additionally, increased fuel costs may continue to have a materially adverse effect on the Company’s efforts to attract and retain owner-operators, expand its pool of available trucks, and diversify its operations.

Insurance and Liability Claims

The Company’s future insurance and claims expenses could exceed historical levels, which could have a material adverse effect on earnings. The Company self-insures for a portion of the claims exposure resulting from cargo loss, personal injury, and property damage, combined up to $750,000 per occurrence, effective July 1, 2002. In addition, costs above the $750,000 self-insured amount, up to the Company’s coverage amount of two million dollars, were shared by the Company at a rate of fifty percent for the period from July 1, 2002 to June 30, 2003. Beginning July 1, 2003, costs above the $750,000 amount to the two million dollar total coverage are shared by the Company at a rate of thirty-three percent. Costs and claims in excess of the Company’s coverage amount of two million dollars will be borne solely by the Company. Also, effective July 1, 2002, the workers’ compensation self-insurance level increased to a maximum of $500,000, and the health insurance self-insurance level is $175,000 per person per year. If the number or dollar amount of claims for which the Company is self-insured increases, operating results could be adversely affected.

The Company was involved in two accidents in the first quarter and two accidents in the third quarter of 2002 that resulted in third-party fatalities. The Company has also been involved in two accidents resulting in fatalities during the first half of 2003. During the first quarter of 2002, the self-insured amount for cargo loss, personal injury, and property damage combined was $500,000 per occurrence, which would be the amount applicable to the two accidents during the first quarter of 2002. The self-insured amount for the two accidents in the third quarter of 2002 and the accidents in 2003 was $750,000, with the Company also responsible for its shared amount of 50% of the $2 million insurance coverage and all amounts in excess of the insured amount. The Company was also involved in and accident on July 5, 2003, which resulted in a third party fatality and injuries to others involved. The self-insured amount relating to this accident is $750,000, with the Company also responsible for its shared amount of 33% of the $2 million insurance coverage and all amounts in excess of the insured amount. Each of these accidents, taken separately, has the potential to cause the Company to reach its total per occurrence retention amount for insurance purposes. To date, four lawsuits have been filed against the Company with respect to these accidents. If the Company is ultimately found to have some liability for one or more of these accidents, the Company believes that its operating cash flows and, if needed, additional bank financing would be sufficient to cover any amounts payable. However, there can be no assurance that the Company’s operations and financial condition would not be adversely affected if the Company is found to have liability for one or more of these accidents. If insurance expenses continue to increase, and the Company is unable to offset the increase with higher freight rates, the Company’s operations and financial condition could be adversely affected.

Revenue Equipment

The Company’s growth has been made possible through the addition of new revenue equipment. Difficulty in financing or obtaining new revenue equipment (for example, delivery delays from manufacturers or the unavailability of independent contractors) could have an adverse effect on the Company’s operations and financial condition.

In the past the Company has acquired new tractors and trailers at favorable prices and has entered into agreements with the manufacturers to repurchase the tractors from the Company at agreed prices. Current developments in the secondary tractor and trailer resale market have resulted in a large supply of used tractors and trailers in the market. This has depressed the market value of used equipment to levels significantly below the prices at which the manufacturers have agreed to repurchase the equipment. Accordingly, some manufacturers may refuse or be financially unable to keep their commitments to repurchase equipment according to their repurchase agreement terms.

Driver Recruitment and Retention

Professional, well-trained drivers are critical to the Company’s success, and all of the Company’s drivers must meet specific guidelines relating primarily to safety records, driving experiences and personal evaluations, including drug testing.

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

Forward-looking Statements

With the exception of historical information, the matters discussed and statements made in this report constitute forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Specifically, this report contains forward-looking statements regarding the Company’s efforts to broaden its customer base; the Company’s emphasis on safety and efforts to reduce insurance and liability claims and costs; the Company’s belief that the availability of credit under its line of credit, together with internally generated cash, will be adequate to finance its operations through fiscal year 2003 and will also be adequate to cover any liability with respect to the accidents that occurred during 2002 and the first half of 2003; expectations regarding the freight business and the economy; expectations regarding fuel costs and availability; and results in future quarters and for the year. Whenever possible, the Company has identified these forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as “anticipates,” “may,” “believes,” “estimates,” “projects,” “expects,” “intends,” and words of similar import. Forward-looking statements contained in this report involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. In particular, there can be no assurance that the Company’s efforts to broaden its customer base will be successful; that the Company’s emphasis on safety and efforts to reduce insurance and liability claims and costs will be successful; that business conditions and the economy will improve, including the transportation and construction sectors in particular; that costs associated with increased insurance and claims costs, and liability claims for which the Company is self-insured will not have a material adverse affect on the Company; that the Company will be able to recruit and retain qualified drivers; that the Company will be able to control internal costs, particularly rising fuel costs that may or may not be passed on to the Company’s customers; that departures and defaults by owner-operators will not have a material adverse affect on the Company; or that the cost of complying with governmental regulations that are applicable to the Company will not have a material adverse affect on the Company. These assumptions, risks and uncertainties include, but are not limited to, those discussed or indicated in all documents filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company expressly disclaims any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is exposed to interest rate risk due to its long-term debt, which at June 30, 2003 carried interest at rates ranging from 1.25% to 2.50% above the applicable bank’s LIBOR rate. Under the provisions of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, the Company has estimated the fair value of its long-term debt approximates its carrying value, using a discounted cash flow analysis based on borrowing rates available to the Company. The effect of a hypothetical one percent increase in interest rates would decrease pre-tax income by approximately $168,000. Management believes that current working capital funds are sufficient to offset any adverse effects caused by changes in these interest rates.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. The geopolitical situation in the Middle East caused oil prices to rise dramatically in the first quarter of 2003. Historically, the Company has been able to recover a majority of fuel price increases from customers in the form of fuel surcharges. The Company cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. As of June 30, 2003, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations. The Company will consider possible opportunities to hedge fuel costs in the future.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiary) required to be included in our reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls. During the period covered by this quarterly report, there have not been any changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, under the heading “Item 3 - Legal Proceedings.” The description of legal proceedings in the Company’s Form 10-K remains unchanged.

Item 2. Changes in Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Stockholders of Boyd Bros. Transportation Inc. was held on May 13, 2003. At this meeting, the stockholders elected two directors to hold office for three-year terms expiring with the 2006 Annual Meeting of Stockholders. The following is a tabulation of voting on this matter.

Names	Votes For	Votes Withheld
J. Larry Baxter	2,433,152	565
Gail B. Cooper	2,423,517	10,200

     Each of Boyd Whigham, Richard C. Bailey, Stephen J. Silverman and J. Mark Dunning continued their service on the Board of Directors following the Annual Meeting.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Security Agreement dated April 3, 2003 by and between the Company and PACCAR Financial.

10.2	Security Agreement dated April 22, 2003 by and between the Company and PACCAR Financial.

10.3	Security Agreement dated May 15, 2003 by and between the Company and PACCAR Financial.

10.4	Security Agreement dated May 23, 2003 by and between the Company and PACCAR Financial.

10.5	Promissory Note and Security Agreement dated July 1, 2003 by and between the Company and GE Capital.

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15a-14(a).

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15a-14(a).

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On May 6, 2003, the Company furnished on Form 8-K a copy of a press release announcing unaudited first quarter 2003 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boyd Bros. Transportation Inc. (Registrant)

Date:August 12, 2003	/s/ Richard C. Bailey

Richard C. Bailey, Chief Financial Officer (Principal Accounting Officer)