Form 10-Q
period 2003-09-30
BOYD BROS TRANSPORTATION INC
filed 2003-11-14
CIK 920907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filter (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 14, 2003.

Common Stock, $.001 Par Value	2,711,393
(Class)	(Number of Shares)

BOYD BROS. TRANSPORTATION INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$717,254	$292,514
Short-term investments	—	288,000
Accounts receivable:
Trade and interline	11,424,402	9,083,921
Other	751,127	542,963
Current portion of net investment in sales-type leases	1,600,880	1,427,617
Parts and supplies inventory	608,931	521,201
Prepaid licenses and permits	671,647	547,460
Other prepaid expenses	994,040	965,995
Deferred income taxes	2,146,304	2,378,688

Total current assets	18,914,585	16,048,359

PROPERTY AND EQUIPMENT:
Land and land improvements	2,952,576	2,948,297
Buildings	7,971,383	7,804,015
Revenue equipment	61,479,905	64,644,891
Other equipment	12,928,041	12,466,476
Leasehold improvements	386,384	386,384

Total	85,718,289	88,250,063
Less accumulated depreciation and amortization	33,665,323	33,525,571

Property and equipment, net	52,052,966	54,724,492

OTHER ASSETS:
Net investment in sales-type leases	8,058,560	6,706,848
Goodwill	3,452,446	3,452,446
Revenue equipment held for lease	919,398	310,405
Deposits and other assets	873,251	339,531

Total other assets	13,303,655	10,809,230

TOTAL	$84,271,206	$81,582,081

See notes to unaudited consolidated financial statements.

BOYD BROS. TRANSPORTATION INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade and interline	$4,226,491	$2,375,475
Line of credit	1,912,915	—
Income taxes payable	193,815	1,424,791
Accrued liabilities:
Self-insurance claims	6,162,294	4,537,857
Salaries and wages	873,561	447,911
Other	1,731,377	1,324,364
Current maturities of long-term debt	11,050,283	14,488,695

Total current liabilities	26,150,736	24,599,093
LONG-TERM DEBT	20,739,175	19,135,870
DEFERRED INCOME TAXES	11,423,915	12,122,259

Total liabilities	58,313,826	55,857,222

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value - 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value - 10,000,000 shares authorized; 4,069,640 shares issued	4,070	4,070
Treasury stock at cost; 1,358,247 and 1,359,684 shares shares at September 30, 2003 and December 31, 2002, respectively	(9,628,087)	(9,638,274)
Additional paid-in capital	16,884,622	16,884,622
Retained earnings	18,696,775	18,474,441

Total stockholders’ equity	25,957,380	25,724,859

TOTAL	$84,271,206	$81,582,081

See notes to unaudited consolidated financial statements.

BOYD BROS. TRANSPORTATION INC.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

OPERATING REVENUES	$34,123,212	$33,518,767	$101,068,819	$97,144,652

OPERATING EXPENSES:
Salaries, wages and employee benefits	9,183,554	9,400,322	28,250,146	28,052,461
Cost of independent contractors	12,183,894	10,447,009	33,675,116	29,526,224
Operating supplies	6,724,829	6,543,153	20,535,647	19,007,237
Operating taxes and licenses	466,525	637,648	1,709,646	1,984,758
Insurance and claims	3,164,622	1,774,103	5,661,917	5,230,345
Communications and utilities	233,156	297,074	907,821	947,294
Depreciation and amortization	2,476,037	2,849,606	8,018,668	8,685,443
Gain on disposal of property and equipment, net	(341,534)	(160,916)	(538,381)	(247,312)
Other	460,413	388,948	1,524,226	1,140,766

Total operating expenses	34,551,496	32,176,947	99,744,806	94,327,216

OPERATING (LOSS) INCOME	(428,284)	1,341,820	1,324,013	2,817,436

OTHER INCOME (EXPENSES):
Interest income	246	2,696	5,268	11,472
Interest expense	(291,125)	(518,190)	(883,308)	(1,430,114)
Other expenses	(30,306)	—	(82,890)	(1,000)

Other expenses, net	(321,185)	(515,494)	(960,930)	(1,419,642)

(LOSS) INCOME BEFORE (BENEFIT OF) PROVISION FOR INCOME TAXES	(749,469)	826,326	363,083	1,397,794
(BENEFIT OF) PROVISION FOR INCOME TAXES	(327,953)	331,252	134,842	583,301

NET (LOSS) INCOME	$(421,516)	$495,074	$228,241	$814,493

BASIC EARNINGS PER SHARE	$(0.16)	$0.18	$0.08	$0.30

DILUTED EARNINGS PER SHARE	$(0.16)	$0.18	$0.08	$0.29

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	2,711,393	2,706,781	2,710,914	2,709,122

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	2,711,393	2,825,674	2,951,079	2,767,228

See notes to unaudited consolidated financial statements.

BOYD BROS. TRANSPORTATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,

	2003	2002

OPERATING ACTIVITIES:
Net income	$228,241	$814,493
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,018,668	8,685,443
Provision for bad debts	108,019	—
Net effect of sales-type leases on cost of independent contractors	813,967	(1,147,441)
Gain on disposal of property and equipment, net	(538,381)	(247,312)
Provision for deferred income taxes	(465,960)	352,695
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(2,656,664)	(1,107,439)
Other current assets	48,038	(29,186)
Other assets	(533,720)	49,288
Accounts payable- trade and interline	1,851,016	(1,198,330)
Accrued liabilities and other current liabilities	1,226,124	2,668,894

Net cash provided by operating activities	8,099,348	8,841,105

INVESTING ACTIVITIES:
Payments received on sales-type leases	2,204,906	2,056,031
Capital expenditures:
Revenue equipment	(9,482,964)	(4,048,047)
Other equipment	(762,507)	(822,351)
Proceeds from disposals of property and equipment, net of trades	2,030,245	1,060,105

Net cash used in investing activities	(6,010,320)	(1,754,262)

FINANCING ACTIVITIES:
Proceeds from sales of common stock	4,279	(29,084)
Proceeds (payments) on line of credit — net	1,912,915	(210,540)
Proceeds from long-term debt	12,609,552	3,286,003
Principal payments on long-term debt	(16,191,034)	(11,784,135)

Net cash used in financing activities	(1,664,288)	(8,737,756)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	424,740	(1,650,913)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	292,514	2,221,455

BALANCE AT END OF PERIOD	$717,254	$570,542

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for :
Income taxes, net of refunds	$1,848,640	$747,483

Interest	$883,308	$1,430,114

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Net investment in sales-type leases	$(4,369,187)	$(2,865,402)

Dealer financed purchases of revenue equipment	$1,746,375	$5,354,235

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

2. Principles of Consolidation

The consolidated financial statements include the accounts of Boyd Bros. Transportation Inc. and its wholly owned subsidiary, WTI Transport, Inc. (“WTI”). The Boyd division (“Boyd”) also operates a logistics division (“Logistics”) that provides logistical support to the Company, and brokers freight by identifying external shipping needs and matching available carrier resources to those needs. Boyd, Logistics, and WTI are referred to herein collectively as the “Company”. All significant inter-company balances, transactions and stockholdings have been eliminated. Certain reclassifications have been made to prior periods, to conform to the current period presented.

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

4. Stockholders’ Equity

Earnings Per Share

The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the periods presented:

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Numerator:
Net (loss) income	$(421,516)	$495,074	$228,241	$814,493
Denominator:
Basic weighted-average shares outstanding	2,711,393	2,706,781	2,710,914	2,709,122
Effect of dilutive stock options	—	118,893	240,165	58,106
Diluted weighted-average shares outstanding	2,711,393	2,825,674	2,951,079	2,767,228
Basic earnings per share	$(0.16)	$0.18	$0.08	$0.30
Diluted earnings per share	$(0.16)	$0.18	$0.08	$0.29

Options of 187,577 that could potentially dilute basic net income (loss) in future periods were not included in the computation of diluted net loss per share for the three months ended September 30, 2003, because to do so would have been antidilutive.

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

The Company has a stock option plan (the “Plan”) that provides for the granting of stock options to key employees, executive officers and directors. An aggregate of 500,000 shares of the Company’s common stock are reserved for this Plan. The options are exercisable in increments over a five-year period beginning on the first anniversary of the grant and will expire ten years after the date of the grant. No options were exercised in the first nine months of 2003 or in 2002.

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

Had compensation cost been determined based upon the fair value at the grant date for awards under the Plan consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma net (loss) income and net (loss) income per share would have differed from the amounts reported as follows:

FOR THE QUARTERS ENDED SEPTEMBER 30,	2003	2002

Net (loss) income, as reported	$(421,516)	$495,074
Stock-based employee compensation expense determined under fair value basis, net of tax	(42,210)	(84,548)

Pro forma net (loss) income	$(463,726)	$410,526

Earnings per share:
Basic -as reported	$(0.16)	$0.18
Basic -pro forma	$(0.17)	$0.15
Diluted -as reported	$(0.16)	$0.18
Diluted -pro forma	$(0.17)	$0.15

FOR THE NINE MONTHS ENDED SEPTEMBER 30,	2003	2002

Net income, as reported	$228,241	$814,493
Stock-based employee compensation expense determined under fair value basis, net of tax	(148,157)	(280,340)

Pro forma net income	$80,084	$534,153

Earnings per share:
Basic -as reported	$0.08	$0.30
Basic -pro forma	$0.03	$0.20
Diluted -as reported	$0.08	$0.29
Diluted -pro forma	$0.03	$0.19

5. Related Party Transactions

The Company entered into a consulting agreement with its Chairman Emeritus, Dempsey Boyd, effective January 1, 2002 through December 31, 2003. Mr. Boyd is paid $145,000 annually under this consulting agreement. Mr. Boyd provides advice and expertise, and performs such duties and services from time to time, during the term of the agreement, as the Company shall reasonably request. The services provided include, without limitation, negotiating equipment and tire agreements, reviewing equipment requirements, researching and investigating equipment, advising the Company regarding certain ongoing litigation matters, advising the Company regarding construction projects and providing the Company with an experienced perspective on the trucking industry.

The Company had entered into an agreement with Dempsey Boyd to lease an aircraft for Company use. The agreement expired September 1, 2003, and the Company is currently negotiating to renew the agreement through August 2004 on the same terms. In the interim, the Company continues to lease the aircraft on the same terms contained in the prior agreement, paying a monthly lease amount of $20,000 with an allowance of twenty hours of flight time per month. For any flight hours that exceed twenty per month, the Company pays an additional $1,000 per flight hour. The Company paid a total of $190,000 in lease payments to Mr. Boyd during the first three quarters of 2003.

6. Goodwill

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually.

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

7. Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to provide alternative methods for voluntary transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation (“the fair value method”). SFAS No. 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. The transition provisions of SFAS No. 148 are effective in fiscal years beginning after December 15, 2002. The transition provisions of SFAS No. 148 did not have a material adverse impact on the Company’s consolidated financial position and results of operations upon adoption since the Company has not adopted the fair value method.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and such adoption did not have a material impact on the Company’s consolidated financial statements. The Company did not issue or modify any guarantees during the first three quarters of 2003.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments previously were classified in financial statements as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements.

There were no other recently issued accounting pronouncements with delayed effective dates that would currently have a material impact on the Company’s consolidated financial position and results of operations.

8. Segment Information

The Company has three reportable segments: the Boyd division (“Boyd”), the Logistics division (“Logistics”), and the WTI division (“WTI”). Boyd is a flatbed carrier that hauls primarily steel and building products throughout most of the continental United States, and operated an average of 710 trucks during the first nine months of 2003. Boyd averaged 526 company drivers and 184 owner-operators during the first nine months of 2003. Logistics brokers freight by identifying external shipping needs and matching available external carrier resources to those needs. This division requires minimal overhead and capital resources and provides a service through logistically coordinating needs for carriers to available carriers and scheduling the service to be provided. All carriers brokered through Logistics are responsible for maintaining proper insurance coverage and are required to provide proof of such coverage prior to brokerage of a load. WTI is a flatbed carrier that hauls steel and roofing products, primarily in the eastern two-thirds of the United States, and operated an average of 219 trucks during the first nine months of 2003. WTI averaged 35 company drivers and 184 owner-operators during the first nine months of 2003. Due to the significant growth of Logistics, and the operating characteristics that differentiate it from the Boyd and WTI divisions, management now views Logistics as a separate reportable segment. The Company has formed a new subsidiary that will contain the assets and liabilities of the Logistics’ operations as of September 30, 2003. Unaudited segment reporting information for the periods ended September 30, 2003 and 2002 is as follows:

Results of Operations

      Three Months Ended September 30, 2003

	Boyd	Logistics	WTI	Total
Operating revenues	$25,222,940	$2,253,925	$6,646,347	$34,123,212
Operating expenses	26,183,039	2,082,305	6,286,152	34,551,496
Operating income	(960,099)	171,620	360,195	(428,284)
Operating ratio	103.8%	92.4%	94.6%	101.3%

      Three Months Ended September 30, 2002

	Boyd	Logistics	WTI	Total
Operating revenues	$26,100,563	$1,966,048	$5,452,156	$33,518,767
Operating expenses	25,113,508	1,830,320	5,233,119	32,176,947
Operating income	987,055	135,728	219,037	1,341,820
Operating ratio	96.2%	93.1%	96.0%	96.0%

      Nine Months Ended September 30, 2003

	Boyd	Logistics	WTI	Total
Operating revenues	$74,894,371	$7,414,557	$18,759,891	$101,068,819
Operating expenses	74,489,837	7,027,811	18,227,158	99,744,806
Operating income	404,534	386,746	532,733	1,324,013
Operating ratio	99.5%	94.8%	97.2%	98.7%

      Nine Months Ended September 30, 2002

	Boyd	Logistics	WTI	Total
Operating revenue	$76,013,443	$5,349,467	$15,781,742	$97,144,652
Operating expenses	74,099,253	5,009,162	15,218,801	94,327,216
Operating income	1,914,190	340,305	562,941	2,817,436
Operating ratio	97.5%	93.6%	96.4%	97.1%

Identifiable Assets

      As of September 30, 2003

	Boyd	Logistics	WTI	Total
Cash and cash equivalents	$636,704	$(279,057)	$359,607	$717,254
Property and equipment, net	47,189,726	294,038	4,569,202	52,052,966
Long-term debt (including current maturities)	29,973,681	—	1,815,777	31,789,458

      As of December 31, 2002

	Boyd	Logistics	WTI	Total
Cash and cash equivalents	$296,630	$(199,473)	$195,357	$292,514
Property and equipment, net	49,926,738	345,392	4,452,362	54,724,492
Long-term debt (including current maturities)	31,551,103	—	2,073,462	33,624,565

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

The Company continues to focus on marketing efforts and is broadening its customer base outside of the steel and building products industries, as well as stressing best-in-business service to its customers. The Company remains committed to its emphasis on safety while working to reduce insurance claims and costs. See “Factors That May Affect Future Results,” below.

Critical Accounting Policies

The methods, estimates and judgments the Company’s management uses in applying Company accounting policies may have a significant effect on the results the Company reports in its financial statements. The estimates and judgments in applying those accounting policies which may have the most significant effect on the Company’s financial statements and operating results include: allowance for doubtful accounts for tractors leased to owner-operators; determinations of impairment of long-lived assets; estimates of accrued liabilities for insurance claims for liability and both physical and property damage and workers’ compensation; estimates of useful lives and salvage values for the depreciation of tractors and trailers; allowance for doubtful accounts receivable; and evaluation of impairment of goodwill. Please refer to “Management’s Discussion and Analysis of Financial Condition — Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 for a more complete description of the Company’s critical accounting policies.

Quarterly Review:

The following tables set forth, by segment, the percentage relationship of expense items to operating revenues and certain other operating statistics for the periods indicated:

	Company		Boyd		Logistics		WTI

	Quarter Ended September 30,

	2003	2002	2003	2002	2003	2002	2003	2002

Operating revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Operating expenses
Salaries, wages, and employee benefits	26.9	28.3	32.4	32.8	8.0	7.7	12.6	12.8
Cost of independent contractors	35.7	31.5	25.1	20.8	80.1	82.0	60.7	62.8
Fuel	10.9	10.4	13.6	13.6	0.0	0.0	4.3	3.8

	Company		Boyd		Logistics		WTI

	Quarter Ended September 30,

	2003	2002	2003	2002	2003	2002	2003	2002

Operating supplies	8.8	8.3	10.5	9.3	2.1	2.1	4.8	5.5
Operating taxes and licenses	1.4	1.9	1.8	2.2	0.0	0.0	0.4	1.3
Insurance and claims	9.3	5.3	11.4	6.5	0.9	0.1	4.0	1.4
Communications and utilities	0.7	1.0	0.7	0.9	1.1	0.7	0.5	0.8
Depreciation and amortization	7.3	8.6	8.8	10.0	0.1	0.0	3.8	4.3
Gain on disposition of property and equipment, net	(1.0)	(0.5)	(1.4)	(0.6)	0.0	0.0	0.0	0.0
Other	1.3	1.2	0.9	0.7	0.1	0.5	3.5	3.3

Total operating expenses	101.3	96.0	103.8	96.2	92.4	93.1	94.6	96.0

Operating (loss) income	(1.3)	4.0	(3.8)	3.8	7.6	6.9	5.4	4.0
Interest expense, net	(0.9)	(1.6)	(1.4)	(2.0)	0.0	0.0	0.3	0.0

(Loss) income before income taxes	(2.2)	2.4	(5.2)	1.8	7.6	6.9	5.7	4.0
Income taxes	(1.0)	1.0	(1.9)	0.9	0.0	0.0	2.4	1.8

Net (loss) income	(1.2)%	1.4%	(3.3)%	0.9%	7.6%	6.9%	3.3%	2.2%

	Company		Boyd		WTI

	Average Tractor Counts For the Quarter ended September 30,

	2003	2002	2003	2002	2003	2002

Company operated tractors	543	578	507	545	36	33
Owner-operated tractors	392	381	205	195	187	186

Total tractors	935	959	712	740	223	219

Company operated tractor %	58%	60%	71%	74%	16%	15%
Owner-operated tractor %	42%	40%	29%	26%	84%	85%

Total %	100%	100%	100%	100%	100%	100%

Quarterly Results of Operations

The Company’s total operating revenues increased $604,445 or 1.8% to $34,123,212 for the quarter ended September 30, 2003, compared with $33,518,767 for the same period in 2002. This change reflected a decrease of $887,623 or 3.4% in the Boyd division, an increase of $287,877 or 14.6% in the Logistics division and an increase of $1,194,191 or 21.9% in the WTI division. These changes are reflective of diversification outside of the steel and building materials industries and also reflective of an increase in revenue resulting from the growth of the Logistics division and its brokerage of freight onto outside carriers. The significant increase in the WTI division was also a result of an increase in the total number of loads hauled, from 8,528 for the third quarter of 2002, to 10,295 for the third quarter of 2003, an increase of 20.7%. This increase was primarily attributable to increased utilization within the organization. Productivity and efficiency initiatives allowed WTI to better utilize its workforce. Included in revenues are fuel surcharges in the amount of $797,308 and $338,079 for the quarters ended September 30, 2003 and 2002, respectively. Average revenue per total mile for the third quarter of 2003 was $1.35 while average revenue per total mile was $1.28 for the same period in 2002. Fuel costs increased significantly during the first half of 2003 due to growing anxieties about war in Iraq, but declined somewhat during the third quarter. The decrease in Boyd division revenues is primarily attributable to a decrease in the total number of loads hauled from 28,859 in the third quarter of 2002 to 27,390 in the third quarter of 2003 and a decrease of approximately 1.5 million miles driven during the third quarter of 2003 compared to the same period of 2002.

Total operating expenses increased $2,374,549 or 7.4% to $34,551,496 for the third quarter ended September 30, 2003, compared to $32,176,947 for the same period last year. As a percentage of revenues, total operating expenses increased from 96.0% in 2002 to 101.3% in 2003. Of this increase, $1,069,531 was attributable the Boyd division.

The Logistics division accounted for an increase of $251,985, and the WTI division accounted for $1,053,033 of the total increase. As discussed below, the net increase in operating expenses is a result of increases in costs of independent contractors, insurance and claims expense, and gains on disposals of equipment, combined with decreases in depreciation and amortization, interest expense, and income tax expense.

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

As a percentage of revenues, salaries, wages and employee benefits decreased 2.3% during the third quarter of 2003 compared to the same period in 2002. This decrease is attributable to a decrease of approximately 1.5 million miles driven by Company drivers during the third quarter of 2003 compared to the third quarter of 2002.

Included in cost of independent contractors are costs for which owner-operators are responsible, costs incurred/earned by the Company related to the lease purchase of tractors to owner-operators, and costs related to the Logistics division. Cost of independent contractors for the Company increased $1,736,885, or 16.6%, for the quarter ended September 30, 2003 compared to the same period last year. The Boyd division accounted for an increase of $908,569. This increase was primarily a result of an increase in the provisions for bad debt and a decrease of interest income related to owner-operators. As an enticement for drivers to enter into and remain in leases, the Boyd division began decreasing monthly lease payments on new lease agreements entered into by owner-operators beginning in September of 2002. Beginning in September, payments were reduced by $25 to $30 per month until December, at which time they were reduced again by another $15 to $30 per month. Additionally, during the fourth quarter of 2002, the Boyd division increased the amount reserved for bad debt on each lease receivable related to the lease purchase program due to uncertainty in owner-operator retention resulting from increasing fuel prices. Due to the reductions in payments and increases in reserves for bad debt there was a net increase in costs associated with the lease purchase program at the Boyd division. The Logistics division accounted for $197,625 of the total increase in cost of independent contractors. This increase is proportional to the increase in revenue in the Logistics division. The most significant costs associated with operating the Logistics division are included in this account. These costs include expenses related to payment of the outside carriers contracted to haul brokered loads. The Logistics division requires minimal overhead and capital resources and provides a service through logistically coordinating needs for carriers to available carriers and scheduling the service to be provided. All carriers brokered through Logistics are responsible for maintaining proper insurance coverage and are required to provide proof of such coverage prior to brokerage of a load. The WTI division accounted for $630,691 of the increase in cost of independent contractors. As a percentage of revenue, the net cost of independent contractors at the WTI division increased 1.7% over last year. Thus, the increase of costs contributed by WTI was a direct result of the WTI contribution of increased revenue of 21.9%, as discussed above.

Insurance and claims increased to 9.3% of revenues in the third quarter of 2003, compared to 5.3% of revenues during the third quarter of 2002. Company insurance premiums increased approximately 56% over last year. The Company renegotiates insurance rates during the third quarter of each year and rates increased substantially due primarily to increases in the number of accidents during the 2003 insurance year compared to the 2002 year. Also, the Company reserved approximately $1.6 million during the third quarter of 2003 related to three accidents involving fatalities during the quarter. During the third quarter of 2002, the Company reserved a lesser amount related to the two accidents involving fatalities during that quarter. See “Insurance and Liability Claims” for further information regarding these accidents.

Depreciation and amortization decreased approximately 13.1% during the third quarter of 2003 compared to the same period last year. This decrease was primarily attributable to a decrease in the number of tractors in the Company fleet.

Gain on disposal of property and equipment increased approximately $180,000 in the third quarter of 2003 compared to the third quarter of 2002. This increase was due to increased trade activity during the third quarter of 2003 over the same period in 2002. The Company traded 41 tractors and 75 trailers during the third quarter of 2003. During the third quarter of 2002, the Company traded 25 tractors, sold 10 tractors, and sold 1 trailer.

Interest expense decreased $227,065, or 43.8% in the third quarter of 2003 compared to the same period in 2002. Most of the Company’s revenue equipment financing is associated with the Boyd division because of its larger Company-owned fleet, thus most of the decline in interest expense for the first nine months of 2003 related to the Boyd division and reflected both lower debt levels and a lower LIBOR rate on borrowed funds.

Provisions for income tax for the three-month period ended September 30, 2003 resulted in a benefit of $327,953 and an effective tax rate of 43.8%. The effective tax rate was higher than the U.S. federal statutory rate primarily due to state income taxes and the non-deductibility of certain expenses for tax purposes.

Year-to-date Review:

	Company		Boyd		Logistics		WTI

	Nine Months Ended September 30,

	2003	2002	2003	2002	2003	2002	2003	2002

Operating revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Operating expenses
Salaries, wages, and employee benefits	28.0	29.1	33.7	33.6	8.1	8.2	12.8	13.1
Cost of independent contractors	33.3	30.6	21.5	20.3	81.5	82.1	61.5	61.9
Fuel	12.4	10.7	15.5	13.5	0.1	0.0	4.6	4.1
Operating supplies	8.0	8.3	9.4	9.4	2.3	2.3	4.5	5.0
Operating taxes and licenses	1.7	2.1	2.0	2.3	0.0	0.0	1.3	1.6
Insurance and claims	5.6	5.4	6.5	6.4	0.3	0.0	4.2	2.8
Communications and utilities	0.9	1.0	0.9	1.0	1.2	0.7	0.6	0.8
Depreciation and amortization	7.9	9.0	9.7	10.5	0.3	0.0	3.8	4.3
Gain on disposition of property and equipment, net	(0.5)	(0.3)	(0.7)	(0.3)	0.0	0.0	0.0	0.0
Other	1.4	1.2	1.0	0.8	1.0	0.3	3.9	2.8

Total operating expenses	98.7	97.1	99.5	97.5	94.8	93.6	97.2	96.4

Operating income	1.3	2.9	0.5	2.5	5.2	6.4	2.8	3.6
Interest expense, net	(0.9)	(1.5)	(1.4)	(1.7)	0.0	0.0	0.3	(0.6)

Income (loss) before income taxes	0.4	1.4	(0.9)	0.8	5.2	6.4	3.1	3.0
Income taxes	0.2	0.6	(0.2)	0.5	0.0	0.0	1.4	1.4

Net income (loss)	0.2%	0.8%	(0.7)%	0.3%	5.2%	6.4%	1.7%	1.6%

	Company		Boyd		WTI

	Nine Months Ended September 30,

	2003	2002	2003	2002	2003	2002

Company operated tractors	561	579	526	547	35	32
Owner-operated tractors	368	368	184	196	184	172

Total tractors	929	947	710	743	219	204

Company operated tractor %	60%	61%	74%	74%	16%	16%
Owner-operated tractor %	40%	39%	26%	26%	84%	84%

Total %	100%	100%	100%	100%	100%	100%

Year-to-date Results of Operations

The Company’s total operating revenues increased $3,924,167 or 4.0% to $101,068,819 for the nine months ended September 30, 2003, compared with $97,144,652 for the same period in 2002. The change in revenue reflected a decrease of $1,119,072 or 1.5% in the Boyd division, an increase of $2,065,090 or 38.6% in the Logistics division, and an increase of $2,978,149 or 18.9% in the WTI division. These changes are reflective of diversification outside of the steel and building materials industries and are reflective of an increase in revenue resulting from the growth of the Logistics division and its brokerage of freight onto outside carriers. The significant increase in the WTI division was also a result of an increase in the total number of loads hauled from 25,999 for the first nine months of 2002, to 29,262 for the first nine months of 2003, an increase of 12.6%. Productivity and efficiency initiatives continue to allow WTI to better utilize its workforce. Included in revenues are fuel surcharges in the amount of $2,812,162 and $624,066 for the nine months ending September 30, 2003 and 2002, respectively. Average revenue per total mile for the nine months ended September 30, 2003 was $1.33 while average revenue per total mile was $1.25 for the same period in 2002. Fuel costs increased significantly during the first half of 2003 due to growing anxieties about war in the Middle East. Current fuel levels are similar to those experienced during the same period of 2002. So, barring further volatility or price fluctuations, the impact of high fuel costs should have less influence on earnings comparisons going forward.

Total operating expenses increased $5,417,590 or 5.7% to $99,744,806 for the nine months ended September 30, 2003, compared to $94,327,216 for the first nine months of 2002. As a percentage of revenue, total operating expenses increased from 97.1% in 2002 to 98.7% in 2003.The change in the company’s operating expenses reflected primarily lower expenses for depreciation and amortization offset by higher costs of independent contractors, higher fuel costs, which are included in the line item “operating supplies”, and higher insurance costs.

Included in cost of independent contractors are costs for which owner-operators are responsible, costs incurred/earned by the Company related to the purchase of tractors to owner-operators and costs related to the Logistics division. The cost of independent contractors for the Company increased $4,148,892, or 14.1% for the nine months ended September 30, 2003 compared to the same period last year. As a percentage of revenue, these costs increased 2.9% from 30.6% for the first nine months of 2002 to 33.3% for the first nine months of 2003. The Boyd division accounted for $685,626 of the net increase. This net increase for the Boyd division resulted from a decrease of $787,590 in total owner-operator payroll and a net increase of $1,473,216 in the costs associated with the lease purchase program. Related to this increase in costs associated with the lease purchase program, $933,498 was an increase in bad debt expense related to owner-operator leases, gains on operator leases decreased by $430,667 and interest income decreased by $109,051. The reduction in owner-operator payroll was due to a decrease of approximately 1.3 million miles driven by owner-operators during the first nine months of 2003 compared to that period of 2002. As an enticement for drivers to enter into and remain in leases, the Boyd division began decreasing monthly lease payments on new lease agreements entered into by owner-operators beginning in September 2002. Payments were reduced by $25 to $30 per month until December 2002, at which time payments were further reduced by another $15 to $30 per month. Additionally, during the fourth quarter of 2002, the Boyd division increased the amount reserved for bad debt on each lease receivable related to the lease purchase program due to the uncertainty of owner-operator retention resulting from uncertainty of fuel prices. Boyd again increased the amount reserved for owner-operator bad debt in September 2003. The Logistics division accounted for $1,661,046 of the increase in cost of independent contractors. The most significant costs associated with the Logistics division are included in this account. These costs include expenses related to payment of the outside carriers contracted to haul brokered loads. The 37.9% increase in Logistics’ operating expenses for the first nine months of 2003 is consistent with its 38.9% increase in revenues. The WTI division accounted for $1,802,220 or of the 18.5% increase in cost of independent contractors. The increase of costs contributed by WTI was a direct result of WTI’s increase in revenue by 18.9% as discussed above.

Fuel expense, also associated with Company drivers and included in the line item “Operating supplies” in the consolidated statement of operations, increased $1,519,941 or 13.9% from 2002. This increase was a result of the continued tensions in the Middle East, as well as reduced fuel supplies from Venezuela during the first half of 2003.

Fuel prices began rising in the fourth quarter of 2002 and continued to rise during the first quarter of 2003. Average fuel prices began declining during March of 2003. Average fuel prices for the first nine months of 2003 increased approximately $0.20 per gallon versus 2002 prices and remained higher during the third quarter of 2003. The significant portion of the increase, $1,345,817, was recognized by the Boyd division because the Boyd division has a larger percentage of Company drivers. The Company generally has been able to partially offset significant increases in fuel costs through increased rates and through a fuel surcharge that increases incrementally as the price of fuel increases.

For the first nine months of 2003, insurance and claims increased 8.3% from the first nine months of 2002. As previously mentioned, the Company’s insurance policies renew July 1 of each year. Due to the number of serious accidents during the previous insurance year, insurance premiums increased substantially beginning July 1, 2003. Insurance and claims expense increased $431,572 during 2003 over the first nine months of 2002. During 2002, the Company was involved in four accidents involving fatalities. Thus far in 2003, the Company has been involved in five accidents involving fatalities, increasing the amounts reserved by the Company for any potential liability.

Depreciation and amortization decreased $666,775, or 7.7%, during the first nine months of 2003 to $8,018,668 from $8,685,443 during the same period of 2002. The decrease in depreciation and amortization was primarily due to a decrease in the average number of tractors in the Company fleet.

Interest expense for the first nine months of 2003 decreased by $546,806, or 38.2%, to $883,308 from $1,430,114 in the first nine months of 2002. As a percentage of operating revenues, interest expense declined to 0.9% from 1.5%. Most of the Company’s revenue equipment financing is associated with the Boyd division because of its larger Company-owned fleet, thus most of the decline in interest expense for the first nine months of 2003 is related to the Boyd division and is a result of lower debt levels and lower interest rates on borrowed funds.

Income tax expense for the nine-month period ended September 30, 2003 was $134,842 and the effective tax rate was 37.1%. This rate is greater than the federal statutory rate because of the effect of state taxes and the permanent non-deductibility of certain expenses for tax purposes.

Liquidity and Capital Resources

The Company’s primary cash requirements are for capital expenditures and operating expenses, including labor costs, fuel costs and operating supplies, and the payment of current debt maturities. Historically, the Company’s primary sources of cash have been continuing operations, bank borrowings and, in the last two years, dealer financings.

Cash Flows from Operating Activities
Cash flow from operations provided $8.1 million for the first nine months of 2003 and $8.8 million for the first nine months of 2002. Net income adjusted for non-cash income and expense items provided cash of $8.2 million and $8.5 million for the first nine months of 2003 and 2002, respectively. Non-cash income and expense items include depreciation and amortization, provisions for bad debt losses, gains on disposals of property and equipment, income related to owner-operator sales-type leases, and deferred income taxes. Working capital items used cash of $0.7 million in the first three quarters of 2003 and provided $0.4 million in the first three quarters of 2002. The cash flow from operations enabled the Company to repay current maturities of debt and make capital expenditures as discussed below.

The decrease in net income adjusted for non-cash items from 2002 to 2003 of $0.3 million was due primarily to decreased net income during 2003 and reduced gains on sales of assets related to lease purchases, shown as a deduction from income in the net effect of sales-type leases. Reduced gains were due to the reduced number of owner-operators in 2003 and the Company’s reduction of sales prices of lease purchased vehicles to owner-operators as an incentive to attract and retain drivers. These increases were offset by increased gains on disposal of equipment traded during 2003.

The decrease in working capital items used in cash flows of $1.1 million in the first nine months of 2003 was a result of increases in other assets, mainly insurance deposits of $0.6, decreases in income tax payable of $1.4 million, and increases of self-insurance claims of $1.6 million due to increased insurance premiums and accident reserves discussed in “Insurance and Liabilities Claims” below. The Company lengthened its payment cycle for accounts payable, which increased trade and interline payables in the amount of $1.9 million since December 31, 2002. Additionally, accounts receivable increased $2.7 million during the same time frame due primarily to increased revenues during September 2003 compared to the same period in 2002.

Cash Flows from Investing Activities
The growth of the Company’s business and maintenance of its modern fleet has required significant investments in new tractors and trailers, which has been financed largely through long-term debt. Historically, the Company financed its major capital equipment purchases consisting primarily of revenue equipment and, to a lesser extent, construction of terminals, through bank financings. Dealer financed purchases in the first nine months of 2002 amounted to $5.4 million, while dealer-financed purchases were $1.7 million during the first nine months of 2003.

The Company invested $10.2 million and $4.9 million for revenue equipment and other property and equipment during the first nine months of 2003 and 2002, respectively. The proceeds from property dispositions exclude revenue equipment traded on new equipment.

Cash Flows from Financing Activities
During the first nine months of 2003, the Company paid $16.2 million towards the reduction of its long-term debt. At September 30, 2003, the Company had debt (including current maturities) of $31.8 million. In the first nine months of 2003 and 2002, new debt of approximately $12.6 and $3.3 million, respectively, was incurred to purchase revenue equipment. During the first nine months of 2002, $5.4 million of revenue equipment was acquired by the Company through dealer financing while $1.7 million of dealer-financed purchases were made during the first nine months of 2003. These financing activities supported the Company’s investing activities, primarily, the purchase of revenue equipment.

As of September 30, 2003, the Company was out of compliance with one financial covenant ratio requirement imposed by one of its major lenders. The Company has obtained a waiver for compliance with this covenant, and the Company believes it will be in compliance with the covenant in future periods.

The Company drew approximately $1.9 million, net, from its line of credit during the first quarter of 2003. Proceeds were used primarily to reduce accrued liabilities, including income taxes.

The Company anticipates generating sufficient cash from operations in 2003 to cover planned capital expenditures and servicing current maturities of long-term debt. As of September 30, 2003, the Company had purchased 92 new tractors, trading 50, and selling 17. Additionally, the Company had purchased 150 new trailers, trading 150 trailers in on the purchases. Historically, the Company has relied on cash generated from operations to fund its working capital requirements. Over the long term, the Company will continue to have significant capital needs that may require it to seek additional borrowings or equity capital. The availability of debt financing or equity capital will depend on prevailing market conditions, the market price of its common stock, and other factors over which the Company has no control, as well as the Company’s financial condition and results of operations.

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

Fuel Price Trend
Many of the Company’s operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. Throughout the first three quarters of 2003, the Company experienced fluctuations in fuel costs as a result of conditions in the petroleum industry. The Company also has periodically experienced some wage increases for drivers. Increases in fuel costs and driver compensation may affect operating income, unless the Company is able to pass those increased costs to customers through rate increases and fuel surcharges. The Company has initiated a program to obtain rate increases and fuel surcharges from customers in order to cover increased costs due to these increases in fuel prices, driver compensation, and other expenses and has been successful in implementing some fuel surcharges and certain rate increases. Competitive conditions in the transportation industry, including lower demand for transportation services, could limit the Company’s ability to obtain rate increases or fuel surcharges in the future. As of September 30, 2003, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

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

Insurance and Liability Claims
The Company’s future insurance and claims expenses could exceed historical levels, which could have a material adverse effect on the financial condition of the Company. The Company currently self-insures for a portion of the claims exposure resulting from cargo loss, personal injury, and property damage, combined up to $750,000 per occurrence, effective July 1, 2002. In addition, the Company will share costs above the $750,000 self-insured amount at a rate of thirty three percent, up to the Company’s coverage amount of two million dollars. Costs and claims in excess of the Company’s coverage amount of two million dollars will be borne solely by the Company. Also, effective July 1, 2002, the workers’ compensation self-insurance level increased to a maximum of $500,000, and the health insurance self-insurance level is $175,000 per person per year. If the number or dollar amount of claims for which the Company is self-insured increases, the financial condition of the Company could be adversely affected.

The Company was involved in two accidents in the first quarter and two accidents in the third quarter of 2002 that resulted in third-party fatalities. The Company has also been involved in five accidents resulting in fatalities during 2003, one of which involved personal injury to three individuals. During the first quarter of 2002, the self-insured amount for cargo loss, personal injury, and property damage, combined was $500,000 per occurrence, which would be the amount applicable to the two accidents during the first quarter of 2002. The self-insured amount for the two accidents in the third quarter of 2002 and the two accidents in the first half of 2003 was $750,000, with the Company also responsible for its shared amount of 50% of any amounts between $750,000 and the $2 million insurance coverage and all amounts in excess of the insured amount. The Company was involved in three accidents involving fatalities during the third quarter of 2003. The self-insured amount relating to these accidents is $750,000, with the Company also responsible for its shared amount of 33% of any amounts in excess of $750,000 up to the $2 million insurance coverage and all amounts in excess of the insured amount. Each of these accidents, taken separately, has the potential to cause the Company to reach its total per occurrence retention amount for insurance purposes. To date, six lawsuits have been filed against the Company with respect to the fatalities arising from these accidents. If the Company is ultimately found to have some liability for one or more of these accidents, the Company would seek to pay or structure payments of the amount due from its operating cash flows and, if needed, additional bank financing. Although the Company does not expect this to occur, it is possible that liability resulting from these accidents could exceed the Company’s operating cash flows and available financing. Therefore, there can be no assurance that the Company’s operations and financial condition would not be materially affected if the Company were found to have liability for one or more of these accidents. If insurance expenses continue to increase, and the Company is unable to offset the increase with higher freight rates, the Company’s operations and financial condition could be adversely affected.

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

Forward-looking Statements

With the exception of historical information, the matters discussed and statements made in this report constitute forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Specifically, this report contains forward-looking statements regarding the Company’s marketing efforts and initiative to broaden its customer base; the Company’s emphasis on safety and efforts to reduce insurance claims and costs; the Company’s belief that the availability of credit under its line of credit, together with internally generated cash, will be adequate to finance its operations through fiscal year 2003 and will also be adequate to cover any liability with respect to the accidents that occurred during 2002 and the first three quarters of 2003; expectations regarding the freight business and the economy; and results in future quarters and for the year. Whenever possible, the Company has identified these forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as “anticipates,” “may,” “believes,” “estimates,” “projects,” “expects,” “intends,” and words of similar import. Forward-looking statements contained in this report involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. In particular, there can be no assurance that the Company’s marketing efforts and initiatives to broaden its customer base will be successful; that the Company’s emphasis on safety and efforts to reduce insurance claims and costs will be successful; that business conditions and the economy will improve, including the transportation and construction sectors in particular; that costs associated with increased insurance and claims costs, and liability claims for which the Company is self-insured will not have a material adverse effect on the Company; that the Company will be able to recruit and retain qualified drivers; that the Company will be able to control internal costs, particularly rising fuel costs that may or may not be passed on to the Company’s customers; that departures and defaults by owner-operators will not have a material adverse affect on the Company; or that the cost of complying with governmental regulations that are applicable to the Company will not have a material adverse affect on the Company. These assumptions, risks and uncertainties include, but are not limited to, those discussed or indicated in all documents filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company expressly disclaims any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is exposed to interest rate risk due to its long-term debt, which at September 30, 2003 bore interest at rates ranging from 1.25% to 2.50% above the applicable bank’s LIBOR rate. Under the provisions of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, the Company has estimated that the fair value of its long-term debt approximates its carrying value, using a discounted cash flow analysis based on borrowing rates available to the Company. The effect of a hypothetical one percent increase in interest rates would decrease pre-tax income by approximately $318,000. Management believes that current working capital funds are sufficient to offset any adverse effects caused by changes in these interest rates.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. The geopolitical situation in the Middle East caused oil prices to rise dramatically in the first quarter of 2003. Historically, the Company has been able to recover a majority of fuel price increases from customers in the form of fuel surcharges. The Company cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. As of September 30, 2003, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations. The Company will consider possible opportunities to hedge fuel costs in the future.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that, as of September 30, 2003, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls. During the period covered by this quarterly report, there have not been any significant changes in our internal controls that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting. The Company discovered a fraudulent activity during the period covered by this quarterly report which, while it did not materially affect the Company’s internal control over financial reporting or the Company’s financial statements, resulted in changes to the Company’s internal control. An employee with access to certain driver payroll transactions processed unauthorized transactions. Discovery of these transactions arose through routine internal audit procedures over driver payroll accounting. Management investigated the extent of the fraud and concluded that the impact was not material to the Company. Company’s management believes that the internal controls over financial reporting have been enhanced in a manner that will prevent similar occurrences in the future by strengthening authorization controls and review controls in this area.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, under the heading “Item 3 — Legal Proceedings.” The Company will participate in a mediation set for November 2003 with respect to one of the accidents involving a fatality which occurred during the third quarter of 2002. Company drivers were involved in five accidents involving fatalities that occurred during 2003, three of which occurred during the third quarter. To date, six lawsuits have been filed against the Company with respect to accidents involving fatalities which occurred during 2002 and 2003. While the Company has previously stated that it would seek to pay or structure payments of the amount due from its operating cash flows and, if needed, additional bank financing, the sheer number of claims filed, coupled with the filing of many of the claims in Alabama and Mississippi – states where unpredictable juries have often led to incredible verdicts for plaintiffs – mean that the Company cannot give any assurance that the Company’s operations and financial condition would not be materially affected if the Company were found to have liability for one or more of these accidents.

Item 2. Changes in Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Security Agreement dated July 10, 2003 by and between the Company and PACCAR Financial.
10.2	Security Agreement dated July 11, 2003 by and between the Company and Navistar Financial Corp.
10.3	Promissory Note and Security Agreement dated July 29, 2003 by and between the Company and GE Capital.
10.4	Security Agreement dated August 11, 2003 by and between the Company and PACCAR Financial.
10.5	Security Agreement dated August 26, 2003 by and between the Company and PACCAR Financial.
10.6	Waiver and Consent Agreement by and between Boyd Brothers Transportation, Inc. and Compass Bank, dated November 12 , 2003.
31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).
31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).
32.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(b) or 15(d)-14(b) and 18 USC 1350.
32.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(b) or 15(d)-14(b) and 18 USC 1350.

(b) Reports on Form 8-K

On August 4, 2003, the Company furnished on Form 8-K a copy of a press release announcing unaudited second quarter 2003 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boyd Bros. Transportation Inc. (Registrant)

Date: November 14, 2003	/s/ Richard C. Bailey

Richard C. Bailey, Chief Financial Officer (Principal Accounting Officer)