Form 10-K
period 2003-12-31
BOYD BROS TRANSPORTATION INC
filed 2004-03-26
CIK 920907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-23948

BOYD BROS. TRANSPORTATION INC.

(Exact name of registrant as specified in its charter)

Delaware	63-6006515

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3275 Highway 30, Clayton, Alabama	36016

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (334) 775-1400

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 28, 2003 was $2,179,325.

The number of shares outstanding of the issuer’s $.001 par value common stock was 2,711,958 as of March 19, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; and 2) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

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

On December 31, 2003, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of December 31, 2003 (the “Merger Agreement”), which sets forth the terms and conditions of the proposed acquisition (the “Merger”) of the Company by BBT Acquisition Corporation, a Delaware corporation (“BBT Corp.”) controlled by Dempsey Boyd, the founder and former Chairman and CEO of the Company, his daughter, Gail B. Cooper, the current President and CEO of the Company, his daughter, Ginger B. Tibbs, the current Secretary/Treasurer of the Company, and his wife, Frances S. Boyd.

Under the terms of the Merger Agreement, stockholders of the Company (other than BBT Corp. and the Boyd family members) will receive $7.00 per share, in cash, for each outstanding share of Company Common Stock owned by such stockholders. The transaction is structured as a forward merger in which BBT Corp. will merge with and into the Company, with the Company continuing as the surviving corporation. The boards of directors of each of the Company and BBT Corp. have unanimously approved the Merger Agreement and the Merger. In the case of the Company’s Board, the approval follows the unanimous recommendation of a special committee of outside directors of the Company that was formed to evaluate and respond to the original proposal of Mr. Boyd and Ms. Cooper.

The Merger is subject to (i) approval by the holders of a majority of the outstanding shares of the Company’s Common Stock which are outstanding as of the record date for the special meeting of the Company’s stockholders to be called to consider the Merger, (ii) the completion of the financing arrangements necessary to consummate the Merger, and (iii) certain other closing conditions.

In June 1997, Boyd began contracting with independent owner-operators to provide service to its customers. Boyd offers a lease-purchase program, providing Boyd’s drivers with both career opportunities at Boyd and the opportunity to own their own tractor. Under the program, the driver leases the tractor from Boyd, along with an option to purchase the tractor. In 1998, Boyd added another option under the owner-operator program. Under operating lease agreements, owner-operators are able to lease a new tractor for three and one-half years. Boyd will retain ownership of the tractor at the end of the lease, but this will enable the owner-operator to operate a new tractor and maintain his or her status as an independent contractor.

Boyd also operates Boyd Logistics, Inc. a subsidiary that provides logistical support to the Company. Boyd Logistics requires minimal overhead and capital resources. Boyd Logistics out-sources freight to third party carriers in situations where the Company does not have available tractors. Boyd Logistics also brokers freight for other outside carriers.

Boyd operates primarily in the southeastern United States, with an average length of haul of 726 miles. Management tracks Boyd’s ability to retain quality drivers, by ensuring drivers receive home time at their scheduled intervals. Boyd operated approximately 711 tractors and 1,200 flatbed trailers as of December 31, 2003. Owner-operators owned 189 of the 711 tractors utilized by Boyd. Boyd compensates the owner-operators of these units on a per mile basis. Boyd utilizes agents in some areas to solicit and book freight.

On December 8, 1997, Boyd acquired WTI Transport, Inc., (“WTI”), (f/k/a Welborn Transport, Inc.) located in Tuscaloosa, Alabama. WTI is operated by Boyd as a stand-alone subsidiary. References to the “Company” contained herein refer to the combined operations of Boyd, Boyd Logistics and WTI. References hereinafter to “Boyd”, “Logistics” or “WTI” describe the distinct operations of the parent and subsidiaries.

WTI provides transportation services over shorter routes than those traditionally provided by Boyd. WTI operates primarily in the southeastern United States, with an average length of haul of 519 miles. Management believes this enhances WTI’s ability to retain quality drivers, as drivers’ time away from home is minimized. WTI operated approximately 216 tractors and 289 flatbed trailers as of December 31, 2003. Owner-operators owned 180 of the 216 tractors utilized by WTI. The owner-operators of these units are compensated for each haul by WTI generally based upon a percentage of revenue. WTI utilizes agents in some areas to solicit and book freight.

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

Technology. The Company’s strategy has been to utilize technology to provide better service to its customers and to improve operating efficiency. The Company utilizes satellite-tracking systems that enable it to monitor equipment locations and schedules more effectively and to communicate with both drivers and customers. Customers are also able to track their loads by utilizing this technology. The Company has also installed computers on board each of its tractors to monitor fuel efficiency and other operational data. The Company will continue to monitor and implement technological developments that will enable it to improve customer service and operating efficiency.

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

The Company’s largest 25, 10 and 5 customers, predominately within the Boyd division, accounted for approximately 50%, 35% and 25% respectively, of the Company’s revenues during the year ended December 31, 2003. One customer, USG Corporation, accounted for 12%, 10%, and 10% of the Company’s revenues in 2003, 2002, and 2001, respectively. Many of the Company’s largest 25 customers are publicly held companies. The Company does not believe that it is dependent upon any single customer. Customers in the steel industry accounted for 24%, 39% and 42% of the Company’s operating revenues for the years ended December 31, 2003, 2002 and 2001, respectively.

Operations

The growth of the Company’s business and maintenance of its modern fleet has required significant investments in new tractors and trailers, which has been financed largely through long-term debt, including dealer-financed purchases of revenue equipment in the past three years. Historically, the Company financed its major capital equipment purchases consisting primarily of revenue equipment and, to a lesser extent, construction of terminals, through bank financings.

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

WTI’s corporate offices are located in Tuscaloosa, Alabama. Both Boyd and WTI utilize independent agents to book freight. These agents are located in Texas, Tennessee, West Virginia, Florida, Alabama, Mississippi and Ohio.

As previously mentioned, the Company also operates a Logistics division, Boyd Logistics. Boyd Logistics solicits freight for both Company trucks and carriers wanting Boyd Logistics to locate freight.

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

The Company recognizes that its professional drivers are one of its most valuable assets. Drivers are trained in Company policies and operations, safety techniques and fuel-efficient operation of equipment. In addition, each driver must pass a rigorous road test prior to his or her assignment to a vehicle. The Company believes that experienced drivers have better safety records than new driver-school graduates, and management believes that their skills will help Boyd improve overall fleet efficiency as a result of higher utilization and historically lower maintenance costs on tractors operated by experienced drivers. As a result, beginning in February 2001, Boyd began hiring only experienced drivers and discontinued hiring drivers directly from drivers’ schools. All drivers are required to participate in annual safety training and defensive driving courses for re-certification by the Company. Recognizing the importance of driver contact while drivers are on the road for extended periods, the Company maintains toll-free telephone lines and publishes a newsletter containing Company information, in addition to maintaining daily contact between dispatchers and drivers.

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

Competition for qualified drivers is intense. The short- to medium-haul truckload segment of the trucking industry, including the Company, experiences significant driver and owner-operator turnover, and the Company anticipates that the intense competition for qualified drivers in the trucking industry will continue. However, it has been more difficult for the Company, and the industry as a whole, to recruit and retain owner-operators over the past several years due to many factors including, but not limited to, higher fuel and insurance costs. Boyd implemented a program in November of 2003 by which all new drivers with less than one year of proven experience as an owner- operator must enter a minimum four-week program as a Company driver prior to becoming a Boyd owner- operator.

At December 31, 2003, the Company had 793 employees; of these, approximately 558 were Company drivers, and the balance were mechanics, other equipment maintenance personnel and support personnel, including management and administration. In addition, owner-operators accounted for the operation of approximately 369 tractors. None of the Company’s employees is subject to a collective bargaining agreement, and the Company has never experienced a work stoppage. Management believes that its relationship with its employees is good.

Revenue Equipment

The Company’s philosophy is to purchase premium quality tractors to help attract and retain drivers and to promote safe operations, and management believes the higher initial cost of such equipment is recovered through better resale marketability. Each of the Company’s tractors is equipped with a sleeper cab to permit all drivers to comply conveniently and cost-effectively with the United States Department of Transportation (“DOT”) hours of service guidelines and to facilitate team operations when necessary.

The Company adheres to a comprehensive maintenance program for both tractors and trailers. Owner-operator tractors are inspected prior to acceptance by the Company for compliance with operational and safety requirements of the Company and the DOT. These tractors are then periodically inspected, similar to Company tractors, to monitor continued compliance.

At December 31, 2003, the Company directly owned or leased through independent contractors (owner-operators) 927 tractors and 1,489 flatbed trailers. Freightliner and International manufacture the tractors, and Utility, Dorsey, Fontaine, Wabash and Great Dane manufacture the trailers.

Transportation Technology

Management believes that the application of technology is an ongoing part of providing high-quality service at competitive prices, and further believes that Boyd has enhanced its strong reputation for customer satisfaction through the early and fleet-wide implementation of its satellite systems as well as its tracking and load tendering ability.

The Company’s satellite system permits more efficient transmission of load assignments to drivers, and enhances the Company’s ability to monitor loads in transit and rapidly bill customers for completed deliveries. Once a load planner assigns a load, the assignment is transmitted to the Company’s operations department where it is reviewed by a dispatcher who then relays the assignment to the appropriate driver through the display unit in each of the Company’s vehicles. The driver can respond to the dispatcher in a matter of seconds, thereby eliminating waiting time and inefficient dependence on truck stop telephones or other methods of communication between drivers and dispatchers. The Company’s can electronically record a load assignment, report the load to the billing department and generate customer invoices.

In addition, the Company uses the satellite system to automatically transmit location and equipment information and other data to the dispatcher, thereby reducing the need for drivers to stop to communicate with dispatchers in the event of a problem. The system continually tracks every cargo load with accuracy within one-tenth of a mile. This information, along with information concerning available loads, is constantly updated on the Company’s on-line computer. Load planners use this information to match available equipment with available loads, meet delivery schedules and respond more quickly to customer inquiries. Customers are able to access and track their loads through the Company’s internet web site.

The Company has also equipped its entire fleet of tractors with the SENSORTRACS(C) on-board computer system (“Sensortracs”). This system monitors fuel efficiency and other operational data. Information from Sensortracs is periodically processed by one of the Company’s computers, which generates reports on vehicle efficiency and driver performance. Reports generated by this system enhance the Company’s ability to counsel its drivers on strengths and deficiencies in their driving habits and fuel efficiency and to monitor the effectiveness of driver training programs.

The Company has developed load tendering and tracking capabilities. Customers are able to track the progress of their loads during transport using their own personal computer. Additionally, customers are able to book loads over the internet. Customers submit potential loads to the appropriate regional load planner, and the load planner will then contact the customer via the internet e-mail system to acknowledge acceptance of the load. This technological advancement enables customers to book loads routinely without having to duplicate the same paperwork. Additionally, the Company utilizes a software program by The LOGISTICS.COM Group that enables the Company to review each shipping lane to determine overall profitability and also to determine which customers are the most profitable within the lane.

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

The directors of safety for the Company continuously monitor driver performance and have final authority regarding employment and retention of drivers. The Company is committed to securing appropriate insurance coverage at cost-effective rates. The primary claims that arise in the trucking industry consist of cargo loss and damage, personal injury, property damage and workers’ compensation. The Company’s future insurance and claims expenses could exceed historical levels, which could have a material adverse effect on earnings. Effective July 1, 2003, the Company self-insures for a portion of the claims exposure resulting from cargo loss, personal injury and property damage, combined up to $750,000 per occurrence. In addition, the Company shares costs above the $750,000 self-insured amount, at a rate of thirty-three percent up to the Company’s coverage amount of $2 million. Costs and claims in excess of the Company’s coverage amount of $2 million will be borne solely by the Company. The workers’ compensation self-insurance level has an annual maximum of $500,000, and the health insurance self-insurance level is $175,000 per person per year. If the number or dollar amount of claims for which the Company is self-insured increases, operating results could be adversely affected.

A Company driver was involved in an accident in the first quarter of 2002 that resulted in a third party fatality. Company drivers were also involved in five accidents resulting in fatalities during 2003, one of which involved personal injury to three individuals. During the first quarter of 2002, the self-insured amount for cargo loss, personal injury and property damage, combined was $500,000 per occurrence, which would be the amount applicable to the accident during the first quarter of 2002. The self-insured amount for the two accidents in the first half of 2003 was $750,000, with the Company also responsible for its shared amount of 50% of any amounts between $750,000 and the $2 million insurance coverage and all amounts in excess of the insured amount. The Company was involved in three accidents involving fatalities during the third quarter of 2003. The self-insured amount relating to these accidents is $750,000, with the Company also responsible for its shared amount of 33% of any amounts in excess of $750,000 up to the $2 million insurance coverage and all amounts in excess of the insured amount.

Each of these accidents, taken separately, has the potential to cause the Company to reach its total per occurrence retention amount for insurance purposes. To date, five lawsuits have been filed against the Company with respect to the fatalities arising from these accidents. If the Company is ultimately found to have some liability for one or more of these accidents, the Company would seek to pay or structure payments of the amount due from its operating cash flows and, if needed, additional bank financing. Although the Company does not expect this to occur, it is possible that liability resulting from these accidents could exceed the Company’s operating cash flows and available financing. Therefore, there can be no assurance that the Company’s operations and financial condition would not be materially affected if the Company were found to have liability for one or more of these accidents. If insurance expenses continue to increase, and the Company is unable to offset the increase with higher freight rates, the Company’s operations and financial condition could be adversely affected.

Fuel

Motor carrier service is dependent upon the availability of diesel fuel. The Company’s fuel expense as a percent of operating revenue was 13.0%, 11.9% and 14.3% in 2003, 2002 and 2001, respectively. Through on-board computers, the Company continually monitors fuel usage, miles per gallon, cost per mile and cost per gallon. The Company has not experienced any difficulty in maintaining fuel supplies sufficient to support its operations. Shortages of fuel, increases in fuel prices, or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. Beginning in the second half of 1999 and continuing throughout most of 2001, the Company experienced significant increases in the cost of diesel fuel. Diesel fuel prices decreased in the fourth quarter of 2001, but the Company has again experienced significant increases during 2002 and 2003.

The Company’s customer fuel surcharge reimbursement programs have historically enabled the Company to recover most of the higher fuel prices from its customers compared to normalized average fuel prices. These fuel surcharges, which automatically adjust from week to week depending on the cost of fuel, enable the Company to rapidly recoup the higher cost of fuel when prices increase. Conversely, when fuel prices decrease, fuel surcharges decrease. The Company cannot predict whether fuel prices will decrease or increase in the future or the extent to which fuel surcharges will be collected to offset potential increases. As of December 31, 2003, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

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

Due primarily to a weakened U.S. economy, trucking company failures in the last three years are continuing at a pace much higher than the previous fifteen years. Some truckload carriers are having extreme difficulty obtaining adequate trucking insurance coverage at a reasonable price and equipment lenders have tightened their credit policies for truck financing. Demand for the Company’s services has been positively impacted because of these trucking company failures, which in the flatbed segment have primarily occurred among the Company’s smaller competitors.

Seasonality

In the trucking industry, results of operations show a seasonal pattern because customers generally reduce shipments during the winter season. The Company does experience some seasonality due to the open, flatbed nature of its trailers and the type commodity that is being shipped. The Company has at times experienced delays in meeting its shipping schedules as a result of severe weather conditions, particularly during the winter months. In addition, the Company’s operating expenses have historically been higher in the winter months due to decreased fuel efficiency and increased maintenance costs due to the colder weather.

Regulation

The trucking industry is subject to regulatory oversight and legislative changes that can affect the economics of the industry by requiring certain operating practices or influencing the demand for, and the costs of providing, services to shippers. The Intermodal Surface Transportation Board (the “ISTB”), as well as various state agencies that have jurisdiction over the Company, have broad powers, generally governing such matters as authority to engage in motor carrier operations, rates and charges, accounting systems, certain mergers, consolidations and acquisitions and periodic financial reporting.

The Federal Motor Carrier Act of 1980 commenced a program to increase competition among motor carriers and to diminish the level of regulation in the industry. Following this deregulation, applicants have been able to more easily obtain operating authority, and interstate motor carriers such as the Company have been able to implement certain rate changes without federal approval. The Motor Carrier Act also removed many route and commodity restrictions on transportation of freight. In 1995, the Interstate Commerce Commission (the “ICC”) was eliminated, and the ISTB was established within the DOT. The ISTB performs all functions previously performed by the ICC. Since 1981, the Company has held authority to carry general commodities throughout the 48 contiguous states, as both a common and contract carrier.

Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Such matters as weight and dimensions of equipment and also legal number of hours of driver operation are subject to federal and state regulation. All of the Company’s drivers are required to obtain national commercial driver’s licenses pursuant to the regulations promulgated by the DOT. DOT regulations require mandatory drug testing of drivers, and the Company has implemented its own ongoing drug-testing program. The DOT’s national commercial driver’s license and drug testing requirements have not to date adversely affected the availability of qualified drivers to the Company. DOT alcohol testing rules require certain tests, random and otherwise, for alcohol levels in drivers and other safety personnel. See “Safety and Insurance.”

Effective January 4, 2004, the Federal Motor Carrier Safety Administration (FMCSA) mandated reforms to the hours of service (HOS) regulations prescribed for truck drivers. The new regulations provide commercial truck drivers a work and rest schedule that is designed to reduce driver fatigue. The new rules allow long haul drivers to drive eleven hours after ten consecutive hours off duty. Truck drivers may not drive after being on duty for 60 hours in a seven-consecutive-day period or 70 hours in an eight-consecutive-day period. This on-duty cycle may be restarted only after a driver takes a “weekend” off, that is, at least 34 consecutive hours off duty. Rules prior to January 4, 2004, allowed ten hours of driving within a fifteen-hour, on-duty period and required only eight hours of off-duty time. The Company does not expect to be significantly affected by these changes, as Company policies already closely resemble these new regulations.

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

Forward Looking Statements

With the exception of historical information, the matters discussed and statements made in this report constitute forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Specifically, this report contains forward-looking statements regarding the Company’s marketing efforts and initiative to broaden its customer base; the Company’s emphasis on safety and efforts to reduce insurance claims and costs; the Company’s belief that the availability of credit under its line of credit, together with internally generated cash, will be adequate to finance its operations through fiscal year 2004 and will also be adequate to cover any liability with respect to the accidents that occurred during 2002 and 2003; expectations regarding the freight business and the economy; and results in future quarters and for the year. Whenever possible, the Company has identified these forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as “anticipates,” “may,” “believes,” “estimates,” “projects,” “expects,” “intends” and words of similar import. Forward-looking statements contained in this report involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. In particular, there can be no assurance that the Company’s marketing efforts and initiatives to broaden its customer base will be successful; that the Company’s emphasis on safety and efforts to reduce insurance claims and costs will be successful; that business conditions and the economy will improve, including the transportation and construction sectors in particular; that costs associated with increased insurance and claims costs, and liability claims for which the Company is self-insured will not have a material adverse affect on the Company; that the Company will be able to recruit and retain qualified drivers; that the Company will be able to control internal costs, particularly rising fuel costs that may or may not be passed on to the Company’s customers; that departures and defaults by owner-operators will not have a material adverse affect on the Company; or that the cost of complying with governmental regulations that are applicable to the Company will not have a material adverse affect on the Company. These assumptions, risks and uncertainties include, but are not limited to, those discussed or indicated in all documents filed by the Company with the Securities and Exchange Commission for the year ended December 31, 2003. The Company expressly disclaims any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise except as may be required by disclosure obligations in filings the Company makes with the SEC under federal securities laws.

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

WTI leases its corporate offices in Tuscaloosa, Alabama and also uses the Birmingham terminal. Additionally, WTI leases a service center located in Atlanta, Georgia. The WTI leases are on a month-to month basis.

The Birmingham terminal secures a loan to a bank with a principal balance of approximately $3.3 million at December 31, 2003. The loan bears interest at LIBOR plus 1.50% and monthly principal payments of $15,503 are due through February 2006, with a balloon payment of approximately $2.8 million due at that time.

Item 3. Legal Proceedings

The Company is routinely a party to litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company maintains insurance that it believes is adequate to cover its liability risks. See “Item 1 — Business — Safety and Insurance” for descriptions of the Company’s insurance coverage. A Company driver was involved in an accident in the first quarter of 2002 that resulted in a third party fatality. Company drivers were also involved in five accidents resulting in fatalities during 2003, one of which also involved personal injury to three individuals. Each of these accidents, taken separately, has the potential to cause the Company to reach its total per occurrence retention amount for insurance purposes. To date, five lawsuits have been filed against the Company with respect to the fatalities arising from these accidents. Two of the lawsuits have been filed in the Circuit Court of Montgomery County, Alabama with respect to an accident that occurred on July 5, 2003 in Montgomery, Alabama. The accident, which is the basis of these suits, occurred when a Company truck jackknifed and crossed the median of I-65 into oncoming traffic. The accident resulted in one fatality and personal injury to three individuals. The Circuit Court granted a motion to consolidate the cases, and the combined relief sought by the plaintiffs includes both compensatory and punitive damages. The plaintiffs have not specified the amount of damages sought.

If the Company is ultimately found to have some liability for one or more of these accidents, the Company would seek to pay or structure payments of the amount due from its operating cash flows and, if needed, additional bank financing. Although the Company does not expect this to occur, it is possible that the liability resulting from these accidents could exceed the Company’s operating cash flows and available financing. Therefore, there can be no assurance that the Company’s operations and financial condition would not be materially affected if the Company were found to have liability for one or more of these accidents. If insurance expenses continue to increase, and the Company is unable to offset the increase with higher freight rates, the Company’s operations and financial condition could be adversely affected.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2003.

PART II

Item 5. Market For Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock of the Company is listed on The NASDAQ SmallCap Market under the symbol “BOYD”. As of March 19, 2004, approximately 500 beneficial owners including 62 holders of record held the Common Stock. The table below sets forth the reported high and low sales price per share for the Common Stock as reported by the NASDAQ SmallCap Market for each fiscal quarter during 2003 and 2002.

	Price Range
	High	Low
2003
First Quarter	$4.25	$3.25
Second Quarter	4.89	3.26
Third Quarter	5.91	4.25
Fourth Quarter	6.75	4.50
2002
First Quarter	$3.52	$2.65
Second Quarter	3.40	2.60
Third Quarter	5.25	2.54
Fourth Quarter	4.74	2.90

The above quotes reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily represent actual transactions. Management currently anticipates that all of its earnings will be retained for development of the Company’s business and does not anticipate paying any cash dividends in the foreseeable future. Future cash dividends, if any, will be at the discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, and other factors as the Board of Directors may deem relevant.

Pursuant to the Company’s stock repurchase program, the Company purchased 6,500 and 244,463 shares of the Common Stock in open market or negotiated transactions during 2002 and 2001, for aggregate purchase prices of $42,250 and $1,521,056. No shares were repurchased in 2003. The Company purchased 164,304 shares of Common Stock from the former vice-chairman of the Company during 2001 in negotiated transactions at a price per share of $6.50. The Company funded these purchases using working capital.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2003 regarding compensation plans (including individual compensation arrangements) under which Common Stock of the Company is authorized for issuance.

Number of securities
remaining available
for future
issuance under equity
	Number of Securities to be		compensation plans
	issued upon exercise of	Weighted-average exercise	(excluding
	outstanding options,	price of outstanding options,	securities reflected
	warrants and rights	warrants and rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	449,450	$3.64	50,550
Equity Compensation Plans not Approved by Security Holders	—	—	—

Total	449,450	$3.64	50,550

See footnote 5 “Stockholders’ Equity – Stock Option Plan” in the accompanying consolidated financial statements for additional disclosure on the above equity compensation plan.

Item 6. Selected Financial Data

The following tables set forth certain selected financial data with respect to the Company’s last five fiscal years.

The “Statement of Operations Data” table and the “Balance Sheet Data” table relating to the five fiscal years ended December 31, 2003, are derived from the Consolidated Financial Statements included elsewhere in this Form 10-K or in previous reports. The “Selected Operating Data” table data is not derived from the Consolidated Financial Statements. BDO Seidman, LLP, independent certified public accountants, audited the financial statements for the years ended December 31, 2003, 2002 and 2001. Deloitte & Touche LLP audited the financial statements for the two-year period ended December 31, 2000. The selected consolidated financial data should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company, the Notes thereto and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:
Operating revenues	$134,346	$127,792	$127,560	$131,630	$133,137
Operating expenses:
Salaries, wages and employee benefits	37,366	36,960	39,561	39,263	35,461
Cost of independent contractors	44,228	38,968	31,779	35,173	45,132
Operating supplies	28,146	25,966	30,217	30,309	22,934
Taxes and licenses	2,532	2,599	2,241	2,965	2,847
Insurance and claims	6,510	6,535	6,458	7,060	6,111
Communications and utilities	1,250	1,275	1,371	1,520	1,480
Depreciation and amortization	10,605	11,605	12,290	11,611	10,720
Gain on disposition of property and equipment, net	(479)	(468)	(526)	(1,113)	(1,627)
Other	2,117	1,615	1,950	2,008	1,862

Total operating expenses	132,275	125,054	125,340	128,796	124,920

Operating income	2,071	2,738	2,219	2,834	8,217
Interest expense	(1,359)	(1,752)	(2,684)	(3,904)	(2,422)
Other expense (income)	—	(51)	63	80	92

Income before provision for (benefit of) income taxes	712	935	(402)	(990)	5,887
Provision for (benefit of) income taxes	356	460	5	(15)	2,430

Net income (loss)	$356	$474	$(407)	$(975)	$3,457

Basic net income (loss) per share	$0.13	$0.18	$(0.14)	$(0.32)	$0.99

Diluted net income (loss) per share	$0.12	$0.17	$(0.14)	$(0.32)	$0.99

Cash dividends per common share	$0.00	$0.00	$0.00	$0.00	$0.00

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Working capital deficit	$(4,755)	$(8,551)	$(2,089)	$(1,481)	$(1,049)
Net property and equipment	52,407	54,724	58,513	66,737	61,882
Total assets	79,870	81,582	86,084	95,052	99,456
Long-term debt, less current maturities	19,385	19,136	25,606	33,322	34,689
Total liabilities	53,782	55,857	60,795	67,870	69,062
Stockholders’ equity	26,088	25,725	25,288	27,182	30,393

Selected Operating Data:

The following table sets forth certain unaudited operating data regarding the Company.

	Year Ended December 31,
	2003	2002	2001	2000	1999
Operating ratio (a)	98.5%	97.9%	98.3%	97.8%	93.8%
Average length of haul in miles	672	683	688	661	634
Average number of truckloads per week	2,938	2,852	2,872	3,145	3,368
Average revenues per total mile	$1.26	$1.19	$1.20	$1.20	$1.18
Equipment at period end:
Tractors	927	955	972	1,017	1,112
Trailers	1,489	1,354	1,395	1,398	1,451

(a) Operating expenses stated as a percentage of operating revenues

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The Company is one of the largest exclusively flatbed trucking carriers in the United States. The Company provides flatbed transportation services through three divisions:

•	Boyd Bros. provides longer haul flatbed trucking services in the contiguous United States and some parts of Canada primarily for the steel and construction industries.

•	WTI Transport provides shorter haul flatbed trucking services in the southeastern United States for the steel and construction industries and for an increasingly diverse customer base.

•	Boyd Logistics provides logistical support to the Boyd and WTI divisions of the Company and brokers freight through the use of other trucking companies.

The Company uses both Company employed drivers and independent owner-operators who are responsible for maintaining and insuring their own equipment. The Company has continued to pursue a strategy of reducing the number of Company employed drivers in favor of independent owner-operators in an effort to reduce costs. As part of this strategy, the Company maintains an owner-operator lease program to attract qualified owner-operators. Despite recent problems encountered with keeping qualified drivers in the lease program, the Company believes new policies implemented in the fourth quarter of 2003 will eventually be successful in recruiting and maintaining qualified owner-operators.

The Company’s greatest cash requirements are recruiting and retaining qualified drivers, acquiring tractors and trailers, and operating its equipment (including driver pay, fuel costs, insurance and maintenance). The Company’s financial results are affected by the availability of qualified drivers and the market for new and used tractors. Because the Company is primarily self-insured for cargo, personal injury and property damage claims on its tractors and for workers’ compensation benefits for its drivers, financial results may also be affected by driver safety, medical costs, the legal and regulatory environment and the costs of insurance coverage to protect against catastrophic losses.

     2003 Highlights

          • Revenue Growth. The Company’s operating revenues increased by 5.1%, or $6.6 million in 2003. The increase in total operating revenues was primarily due to increased revenues generated by the Company’s WTI and Logistics divisions. WTI’s 2003 operating revenues increased by 18.7% over 2002 operating revenues primarily due to diversification of customers outside of the steel and construction industries. Logistics division revenues increased by 35.1% over 2002 revenues primarily due to increased brokerage of freight to third-party carriers.

          • Going Private Transaction. On December 31, 2003, the Company entered into a merger agreement with BBT Acquisition Corp., a corporation controlled by members of the Boyd family. Under the terms of the merger, stockholders of the Company (other than BBT Corp. and members of the Boyd family) will receive $7.00 per share, in cash, for each outstanding share of Company common stock. Completion of the merger is subject to certain conditions, including approval by Company stockholders and completion of financing arrangements necessary to complete the merger. If the merger is completed, the Company’s common stock will no longer be publicly traded and all of the Company’s current credit arrangements will be refinanced.

          • Reduction of Long-Term Debt. During 2003, the Company paid $20.2 million towards the reduction of its long-term debt.

     2003 Challenges

          • Fuel Costs. Operating supplies expense for 2003 increased $2.2 million, or 8.4%, over 2002, primarily due to increased fuel costs. Average fuel prices for 2003 increased approximately $0.18 per gallon versus 2002 prices. The Company has been able to partially offset increased fuel prices by recovering fuel surcharges from customers. Fuel surcharge revenue increased $3.2 million or 207.3% from $1.5 million in 2002. Competitive conditions in the transportation industry, as well as poor economic conditions in the steel industry, have negatively affected the Company’s ability to pass through fuel cost increases to its customers. Additionally, the Company has historically experienced higher turnover among its owner-operators during periods with high fuel prices.

          • Accident Claims/Cost of Insurance. The Company was involved in five accidents resulting in fatalities in 2003. One of these accidents also resulted in personal injury to three individuals. To date, five lawsuits have been filed against the Company as a result of these fatal accidents. Effective July 1, 2003, the Company is self-insured for personal injury claims up to $750,000 per occurrence. Thirty-three percent of the costs above the $750,000 self-insured amount are borne by the Company, and the Company is solely responsible for claims in excess of the Company’s $2 million insurance limits. If the Company is found to have liability for one or more of these accidents, the Company’s operations and financial conditions could be materially affected.

          • Increased Costs for Independent Contractors. The Company’s total operating expenses increased $7.2 million, or 5.8%, in 2003. A substantial portion of the increase in operating expenses resulted from increased costs for independent contractors. The cost for independent contractors increased $5.3 million, or 13.5%, for 2003 as compared to 2002. Increased costs for independent contractors in the WTI and Logistics divisions, which rely more heavily on independent contractors than the Boyd division, generally corresponded to the increase in revenues in these divisions. Logistics brokers freight utilizing outside carriers in most cases to haul freight. The costs associated with paying these outside carriers are shown within the line item “cost of independent contractors”. In the Boyd division, however, independent contractor costs increased even though the total number of independent owner-operators decreased from 213 to 189 during 2003. Increased independent contractor costs in the Boyd division were largely the result of increased bad debt expense and decreased revenues in the Company’s lease purchase program for owner-operators.

Results of Operations

The following is a discussion of the financial condition and results of operations of the Company for each of the years in the three-year period ended December 31, 2003. This discussion should be read in conjunction with “Item 6 – Selected Financial Data,” the Consolidated Financial Statements and Notes thereto included elsewhere herein.

2003 vs. 2002

The following tables set forth, by segment, the percentage relationship of expense items to operating revenues and certain other operating statistics for the periods indicated:

	Company		Boyd		Logistics		WTI
	Years Ended December 31,
	2003	2002	2003	2002	2003	2002	2003	2002
Operating revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Operating expenses
Salaries, wages, and employee benefits	27.8	28.9	33.4	33.6	8.2	8.5	13.1	13.4
Cost of independent contractors	32.9	30.5	21.1	20.3	82.0	82.3	61.7	61.6
Operating supplies	20.9	20.3	25.5	23.9	2.3	2.3	9.5	9.6
Operating taxes and licenses	1.8	2.0	2.2	2.3	0.0	0.0	1.2	1.6
Insurance and claims	4.8	5.1	5.5	5.9	0.3	0.0	3.8	2.9
Communications and utilities	0.9	1.0	1.0	1.1	1.1	0.7	0.6	0.8
Depreciation and amortization	7.9	9.1	9.6	10.7	0.3	0.0	3.8	4.3
Gain on disposition of property and equipment, net	(0.4)	(0.3)	(0.5)	(0.3)	0.0	0.0	0.2	(0.9)
Other	1.6	1.3	1.0	0.9	0.8	0.4	4.2	3.3
Total operating expenses	98.4	97.9	98.8	98.4	95.1	94.2	98.1	96.6
Operating income	1.6	2.1	1.2	1.6	4.9	5.7	1.9	3.4
Interest expense, net	(1.0)	(1.4)	(1.4)	(1.7)	0.0	0.0	0.5	(0.7)
Income (loss) before income taxes	0.6	0.7	(0.2)	(0.1)	4.9	5.7	2.4	2.7
Income taxes	0.3	0.3	0.1	0.2	0.0	0.0	1.0	1.1
Net income(loss)	0.3%	0.4%	(0.3)%	(0.3)%	4.9%	5.7%	1.4%	1.6%

	Company		Boyd		WTI
	Years Ended December 31,
	2003	2002	2003	2002	2003	2002
Company operated tractors (average)	558	560	522	523	36	37
Owner-operated tractors (average)	369	395	189	213	180	182

Total tractors	927	955	711	736	216	219
Total trailers	1,489	1,354	1,200	1,056	289	298
Average length of haul in miles(1)	672	683	726	734	519	401
Average number of tractor loads Per week(2)	2,938	2,852	2,168	2,188	769	664
Average revenues per mile(3)	$1.26	$1.19	$1.26	$1.20	$1.24	$1.17

(1)	The average length of haul in miles is calculated by dividing the total line-haul miles for the year by the total number of loads for the year.

(2)	The average number of tractor loads per week is calculated by dividing the total number of loads for the year by the number of working weeks in the year.

(3)	The average revenue per mile is calculated by dividing the total line-haul revenue for the year (excluding logistics revenue) by the total line-haul miles driven.

     Operating Revenue

     The Company’s total operating revenues increased $6.6 million or 5.1% to $134.3 million compared to $127.8 million for 2002. Boyd division revenues (74.4% of consolidated revenues) increased $0.1 million or less than one percent from 2002. Boyd division revenues were negatively impacted by continued economic problems encountered by U.S. steel manufacturers. Boyd was able to partially offset these revenue losses with higher revenues in the building materials industry, including wallboard, ceiling tiles and roofing materials.

     WTI division revenues (18.5% of consolidated revenues) increased $3.9 million or 18.7% over 2002 due to an increase of approximately $0.5 million in fuel surcharges combined with increased business, resulting in an increase of approximately 2.3 million miles driven by WTI in 2003 over 2002. WTI broadened its customer base and enjoyed more availability of freight during 2003 through improved lane management, which resulted in better utilization of equipment.

     Logistics revenue for 2003 increased $2.5 million or 35.1% over 2002 due to expansion of its customer base and increases in volume of business. The net increase in consolidated revenues is reflective of increased fuel surcharges, an increase in revenue resulting from the Company’s brokerage of freight to third-party carriers via Logistics and, to a lesser extent, diversification outside of the steel and building materials markets.

     Fuel surcharge revenue increased $3.2 million or 207.3% to $4.7 million in 2003 from $1.5 million in 2002. Fuel prices increased in the fourth quarter of 2002 and increased upwards through the first quarter of 2003. The fuel surcharge is a function of the cost of fuel that the Company has negotiated with its customers. These fuel surcharges, which automatically adjust from week to week depending on the cost of fuel, enable the Company to recoup a portion of the higher cost of fuel when prices increase. Conversely, when fuel prices decrease, fuel surcharges decrease.

     Operating Expenses

     Total operating expenses increased $7.2 million or 5.8% to $132.3 million for the year ended December 31, 2003, compared to $125.1 for the year ended December 31, 2002. The increase in the Company’s operating expenses resulted primarily from increases in net cost of independent contractors, operating supplies (including fuel), and other expenses, together with a decrease in depreciation and amortization. Net cost of independent contractors with an increase of $5.3 million and fuel expense with an increase of $2.3 million, offset by a decrease of $1.0 million in deprecation and amortization expense, primarily account for the increase in operating expenses. The Company’s operating ratio (operating expenses stated as a percentage of operating revenues) increased from 97.9% in 2002 to 98.5% in 2003 due primarily to increases in net cost of independent contractors and fuel expense. As a percentage of consolidated revenues, the following operating expense accounts increased from the prior year: net cost of independent contractors; operating supplies; and other expenses. Of the total miles driven for 2003, 60% were driven by Company drivers, compared to 61% during 2002.

     Increased Costs for Independent Contractors-A substantial portion of the increase in the Company’s total operating expenses for 2003 is due to the increase in the cost of independent contractors. Owner-operators are independent contractors that either own their own tractors or lease-purchase tractors from the Company. Owner-operators are responsible for payment of the expenses they incur, including fuel, operating supplies, health insurance and taxes and licenses, while the Company incurs these expenses related to Company drivers. Consequently, the amount paid per mile (shown as salaries and wages for Company drivers and within cost of independent contractors for owner-operators) for owner-operators is greater than that of Company drivers. Included in cost of independent contractors are costs incurred/earned by the Company related to the purchase of tractors to be leased to owner-operators and costs related to the Logistics division, which relies heavily upon independent contractors. The cost of independent contractors for the Company increased $5.3 million, or 13.5% for 2003 as compared to 2002. As a percentage of revenue, these costs increased 30.5% in 2002 to 32.9% in 2003. The following table summarizes the change in operating revenues and independent contractor expenses from 2002 to 2003:

     The following table summarizes the change in operating revenues and independent contractor expenses from 2002 to 2003:

	Company		Boyd		Logistics		WTI
	Years Ended December 31,
	2003	2002	2003	2002	2003	2002	2003	2002
Operating revenues	$134,345,652	$127,792,396	$99,909,480	$99,761,284	$9,570,777	$7,086,596	$24,865,395	$20,944,516
Independent Contractor Expenses	44,228,370	38,967,610	21,034,060	20,229,527	7,852,261	5,833,365	15,342,049	12,904,718

     Increased independent contractor expenses for the Boyd division primarily resulted from increased costs and decreased revenues in the owner-operator lease purchase program. Increased independent contractor expenses in the Logistics and WTI divisions are the direct result of the increase in loads in these divisions during 2003. The Boyd division accounted for $0.8 million of the net increase in cost of independent contractors. This net increase resulted from a decrease of $1.1 million in total owner-operator pay and a net increase of $1.9 million in the costs associated with the lease purchase program. The reduction in owner-operator pay was due to a decrease of approximately 1.6 million miles driven by owner-operators during 2003 compared to 2002. Of the total increase in costs associated with the lease purchase program, $0.4 million resulted from an increase in bad debt expense related to owner-operator leases, $1.4 million resulted from a decrease in gains on operator leases and $0.1 million resulted from a decrease in interest income.

     As an enticement for drivers to enter into and remain in leases, the Boyd division began decreasing monthly lease payments on new lease agreements entered into by owner-operators beginning in September 2002. Payments were reduced by $25 to $30 per month until December 2002, at which time payments were further reduced by another $15 to $30 per month. In June 2003 payments were again reduced by an average of $40 month as the average age of the tractors in the fleet increased. Additionally, during the fourth quarter of 2003, the Boyd division increased the amount reserved for bad debt on each lease receivable related to the lease purchase program due to the uncertainty of owner-operator retention resulting from uncertainty of fuel prices and insurance costs. The average number of owner-operators at the Boyd division decreased from 213 in 2002 to 189 in 2003, thus causing a decrease in the usage and costs of independent contractors. The Boyd division implemented a policy in the fourth quarter of 2003 by which all new drivers hired were required to have either one-year of experience as an owner-operator or enter a minimum four-week program as a Company driver prior to becoming an owner-operator. This new policy, combined with the negative impact of winter seasonality, significantly decreased the number of owner-operators entering into the lease purchase program in the fourth quarter of 2003.

     The Logistics division accounted for $2.0 million of the increase in cost of independent contractors. The most significant costs associated with the Logistics division are included in this account. These costs also include expenses related to payment of the outside carriers contracted to haul certain brokered loads. The 34.6% increase in Logistics’ cost of independent contractors for 2003 is consistent with its 35.1% increase in revenues. The WTI division accounted for $2.4 million or 18.9% of the increase in cost of independent contractors. The increase of costs contributed by WTI was a direct result of WTI’s increase of 1.9 million owner-operator miles driven in 2003 over 2002 and is consistent with WTI’s 18.7% increase in revenues in 2003. WTI’s increase in miles was made possible through improved lane management, which resulted in better utilization of equipment.

     Increased Fuel Expenses—Operating supplies expense for 2003 increased $2.2 million, or 8.4%, to $28.1 million compared with $26.0 million for 2002. The increase in operating supplies is primarily due to the increase in fuel costs. This increase was a result of the continued tensions in the Middle East, as well as reduced fuel supplies from Venezuela during the first half of 2003.

     Fuel prices began rising in the fourth quarter of 2002 and continued to rise during the first quarter of 2003. Average fuel prices began declining slightly during March of 2003. However, prices remained higher for the remainder of 2003 compared to 2002. Average fuel prices for 2003 increased approximately $0.18 per gallon versus 2002 prices. The significant portion of the increase, $2.1 million was recognized by the Boyd division because the Boyd division has a larger percentage of Company drivers.

     Taxes and Licenses Expense—Taxes and licenses expense for 2003 decreased $0.1 million, or 2.6%, to $2.5 million compared to $2.6 million in 2002. The amounts due for taxes and licensing are based on the value of the associated property. The lower costs were a result of a smaller overall fleet size.

     Insurance and Claims Expense— Insurance and claims expense for 2003 decreased by approximately $25,000 in 2003 over 2002. The decrease was due primarily to a decrease in the number of total accidents in 2003 compared to 2002, lower premium rates due to increased self-insured amounts and an actively managed safety and loss prevention program.

     Communications and Utilities Expense—Communications and utilities expense for 2003 decreased approximately $25,000 in 2003 over 2002. The decrease was primarily due to a decrease in fees the Company incurs for use of satellite units on equipment. The decrease in fees was due to an overall decrease in fleet size.

     Depreciation, Amortization and Other Expenses—Depreciation and amortization expense for 2003 decreased $1.0 million, or 8.6%, to $10.6 million from $11.6 million in 2002. The decrease in depreciation and amortization was primarily associated with the Boyd division and was due to the increase in the average age of revenue equipment in the fleet and the decrease in the number of tractors and trailers in the total fleet. Additionally, the Boyd division reviewed the salvage values of all tractors in its fleet based on current market values and trade-in values and, as a result, increased the salvage values on certain tractors, resulting in a decrease of approximately $0.4 million in depreciation expense in 2003.

     Other expenses for 2003 increased approximately $0.5 million, or 31.1%, to $2.1 million in 2003 from $1.6 million in 2002. Other expenses include, but are not limited to, consulting fees, legal fees, advertising costs, bank charges, rent and customer bad debts. Legal and audit fees increased approximately $80,000 and bad debt expense increased approximately $150,000 due primarily to write-offs for bankrupt customers. Advertising costs to recruit new drivers increased by approximately $42,000. Costs associated with the recovery of abandoned equipment increased approximately $40,000. The costs associated with the lease of airplane flight time and associated aircraft fuel increased by approximately $100,000 due to flight time in excess of contracted amounts and increased fuel costs. The airplane is leased through a related party as discussed in “Item 13-Certain Relationships and Related Transactions.”

     Interest expense (net of interest income) decreased $0.4 million, or 24.7%, to $1.4 million from $1.8 million in 2002. Interest expense decreased due to a decrease in the LIBOR rate, which is the interest rate charged on a large majority of the Company’s debt. The Company also reduced debt levels by $2.6 million, which contributed to the reduction in interest expense.

     The effective tax rates for 2003 and 2002 are different from the U.S. federal statutory rate due to state income taxes and the permanent non-deductibility of certain expenses for tax purposes. See Note 6 to the consolidated financial statements for further discussion of income tax items.

     As a result of the foregoing, the Company’s net income in 2003 decreased approximately $0.1 million, to $0.4 million compared to $0.5 million in 2002.

     2002 vs. 2001

     The following tables set forth, by segment, the percentage relationship of expense items to operating revenues and certain other operating statistics for the periods indicated:

	Company		Boyd		Logistics		WTI
	Years Ended December 31,
	2002	2001	2002	2001	2002	2001	2002	2001
Operating revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Operating expenses
Salaries, wages, and employee benefits	28.9	31.0	33.6	34.9	8.5	9.7	13.4	14.0
Cost of independent contractors	30.5	24.9	20.3	15.5	82.3	84.6	61.6	64.1
Operating supplies	20.3	23.7	23.9	26.8	2.3	3.3	9.6	11.1
Operating taxes and licenses	2.0	1.8	2.3	1.9	0.0	0.0	1.6	1.2
Insurance and claims	5.1	5.1	5.9	5.3	0.0	0.0	2.9	5.0
Communications and utilities	1.0	1.1	1.1	1.1	0.7	0.5	0.8	1.1
Depreciation and amortization	9.1	9.6	10.7	10.6	0.0	0.0	4.3	6.6
Gain on disposition of property And equipment, net	(0.3)	(0.4)	(0.3)	(0.5)	0.0	0.0	(0.9)	0.0
Other	1.3	1.5	0.9	1.3	0.4	1.1	3.3	2.7
Total operating expenses	97.9	98.3	98.4	96.9	94.2	99.2	96.6	105.8
Operating (loss) income	2.1	1.7	1.6	3.1	5.7	0.8	3.4	(5.8)
Interest expense, net	(1.4)	(2.0)	(1.7)	(2.4)	0.0	(0.3)	(0.7)	(1.0)
Other Income		—	—	—	—	—	—	—
(Loss) income before income taxes	0.7	(0.3)	(0.1)	0.7	5.7	0.5	2.7	(6.8)
Income taxes	0.3	(0.0)	0.2	0.4	0.0	0.0	1.1	(2.1)
Net (loss) income	0.4%	(0.3)%	(0.3)%	0.3%	5.7%	0.5%	1.6%	(4.7)%

	Company		Boyd		WTI
	Years Ended December 31,
	2002	2001	2002	2001	2002	2001
Company operated tractors (average)	560	610	523	570	37	40
Owner-operated tractors (average)	395	362	213	190	182	172

Total tractors	955	972	736	760	219	212
Total trailers	1,354	1,395	1,056	1,099	298	296
Average length of haul in miles(1)	683	688	734	749	401	380
Average number of tractor loads Per week(2)	2,852	2,872	2,188	2,290	664	672
Average revenues per mile(3)	$1.19	$1.20	$1.20	$1.17	$1.17	$1.17

(1)	The average length of haul in miles is calculated by dividing the total line-haul miles for the year by the total number of loads for the year.

(2)	The average number of tractor loads per week is calculated by dividing the total number of loads for the year by the number of working weeks in the year.

(3)	The average revenue per mile is calculated by dividing the total line-haul revenue for the year (excluding logistics revenue) by the total line-haul miles driven.

     Operating Revenues

     The Company’s total operating revenues increased $0.2 million or 0.2% to $127.8 million compared to $127.6 million for 2001. Boyd division revenues (83.6% of consolidated revenues) decreased $1.1 million or 1% from 2001 while WTI division revenues (16.4% of consolidated revenues) increased $1.4 million or 6.9% over 2001. Fuel surcharge revenue decreased $2.2 million or 58.5% from $3.7 million in 2001 to $1.5 million in 2002. Fuel prices decreased in the fourth quarter of 2001 and did not increase upwards until the latter part of 2002. As a flatbed carrier, a significant portion of the Company’s business relates to the steel industry, which has been in a virtual recession for more than two years, and the building products industry, which has remained flat due to the downturn in commercial construction offset by the ongoing resiliency of the residential housing market. Given these market conditions, the Company has had less success over the past two years passing through fuel cost increases. The net increase in consolidated revenues is reflective of diversification outside of the steel and building materials industries and also is reflective of an increase in revenue resulting from the Company’s brokerage of freight to third-party carriers via its logistics department. Excluding revenue from Boyd’s logistics department, Boyd division revenues decreased $4.4 million or 4.2% from 2001. Logistics revenue for 2002 increased $3.2 million or 84.5% over 2001.

     Operating Expenses

     Total operating expenses decreased $0.3 million or 0.2% to $125.0 million for the year ended December 31, 2002, compared to $125.3 million for the year ended December 31, 2001. The Company’s operating ratio (operating expenses stated as a percentage of operating revenues) improved from 98.3% in 2001 to 97.9% in 2002 due to better margins provided by logistics revenue. As a percentage of consolidated revenues, the following operating expense accounts decreased from the prior year: salaries, wages and employee benefits; operating supplies; depreciation and amortization; and other expenses. Expenses related to Company drivers and the equipment they use are primarily reflected in these accounts. These expenses decreased primarily due to the shift in the utilization of the Company fleet. Of the total miles driven for 2002, 61% were driven by Company drivers, compared to 68% during 2001.

     Salaries, Wages and Employee Benefits—Salaries, wages and employee benefits for 2002 decreased $2.6 million, or 6.6%, to $37.0 million compared to $39.6 million in 2001. This decrease is directly related to the shift in fleet utilization of Company drivers versus owner-operators as mentioned above. Company drivers are paid on a per mile basis, and they accounted for 7.7 million fewer miles in 2002. The Company anticipates that the competition for qualified drivers will continue to be intense, and cannot predict whether it will experience shortages in the future. If such a shortage occurs and increases in driver pay rates become necessary to attract and retain drivers, the Company’s results of operations would be negatively impacted to the extent that corresponding freight increases are not obtained.

     Cost of Independent Contractors—Cost of independent contractors (owner-operators) for 2002 increased $7.2 million, or 22.6%, to $39.0 million from $31.8 million in 2001. Of the 101 million total miles driven for the year ended December 31, 2002, 39% were driven by owner-operators, compared to 32% in 2001. Owner-operators accounted for 6.2 million more miles in 2002 than in 2001, an increase of 18.8%. Gains on sales-type leases to owner-operators, net of reserves, and interest income on the leases amounted to $1.9 million in 2002 compared to $0.5 million in 2001. The increase was due to the increased number of owner-operators in the lease program in 2002 compared to 2001. As of December 31, 2002, the Boyd division had an owner-operator fleet of 213 operators compared to 190 operators as of December 31, 2001, a 12% increase. WTI had 182 owner-operators as of December 31, 2002 compared to 172 operators in 2001, a 5.9% increase.

     Operating Supplies Expense—Operating supplies expense for 2002 decreased $4.2 million, or 14.1%, to $26.0 million compared with $30.2 million for 2001. The decrease in operating supplies, which includes fuel costs, is partly due to the increase in owner-operator utilization. Fuel costs decreased $3.1 million or 17.1% from $18.3 million in 2001 to $15.2 million in 2002, despite a 30% increase in cost, from less than $1.20 per gallon at the beginning of 2002 to $1.50 per gallon by the end of 2002. The decrease in operating supplies is also attributable to younger tractors in the Company-owned fleet, which require fewer repairs and replacements of auxiliary equipment (e.g. tarps, chains, etc.).

     Taxes and Licenses Expense—Taxes and licenses expense for 2002 increased $0.4 million, or 16.0%, to $2.6 million compared to $2.2 million in 2001. The amounts due for taxes and licensing are based on the value of the associated property. The higher values of newer equipment resulted in higher taxes, permits, and licenses.

     Communications and Utilities Expense—Communications and utilities expense for 2002 decreased $0.1 million, or 7.0%, to $1.3 million from $1.4 million in 2001. The decrease was primarily due to an increase in the overall owner-operator fleet, which has resulted in an increase in the fees the Company charges for the use of the Company’s satellite units. The Company also continually monitors monthly usage and costs, making changes accordingly.

     Depreciation, Amortization and Other Expenses—Depreciation and amortization expense for 2002 decreased $0.7 million, or 5.6%, to $11.6 million from $12.3 million in 2001. The decrease in depreciation and amortization was primarily associated with the Boyd division, which during 2002 has converted certain depreciable Company tractors to non-depreciable, owner-operated tractors subject to lease-purchase arrangements, thereby contributing to the increase in cost of independent contractors. Effective January 1, 2002, the Company discontinued amortization of goodwill at its WTI division in accordance with SFAS No.142. Goodwill amortization expense was $223,800 in 2001 and, primarily because of this change, the WTI division recognized approximately $377,000 less expense during 2002 as compared to 2001.

     Gain on disposition of property and equipment decreased $0.1 million or 10.9%, to $0.4 million from $0.5 million. The trade values of tractors were depressed during 2002. An increased supply of used tractors caused in part by trucking company business failures and slower fleet growth by many carriers have all contributed to a decline in the market value of used tractors. See “Factors that May Affect Future Results – Revenue Equipment”.

     Other expenses for 2002 decreased approximately $0.3 million, or 17.2%, to $1.6 million in 2002 from $1.9 million in 2001. Other expenses include, but are not limited to, consulting fees, legal fees, advertising costs, bank charges, rent and bad debts. During 2001, the Boyd division recognized an additional charge of approximately $0.4 million in bad debts due to certain of its customers filing for bankruptcy. Such events were not prevalent during 2002. Interest expense (net of interest income) decreased $0.8 million, or 31.2%, to $1.8 million from $2.6 million in 2001. Interest expense decreased due to a decrease in the LIBOR rate, which is the interest rate charged on a large majority of the Company’s debt. The Company also reduced debt levels by $5.6 million, which contributed to the reduction in interest expense.

     The effective tax rates for 2002 and 2001 are different from the U.S. federal statutory rate due to the permanent non-deductibility of certain expenses for tax purposes, including goodwill amortization in 2001. See Note 6 to the consolidated financial statements for further discussion of income tax items.

     As a result of the foregoing, the Company’s net income in 2002 increased approximately $0.9 million, to $0.5 million compared to a $0.4 million net loss in 2001.

Off-Balance Sheet Arrangements

     As of December 31, 2003, the Company had no off-balance sheet arrangements.

Liquidity and Capital Resources

     The Company’s primary cash requirements are for capital expenditures and operating expenses, including labor costs, fuel costs and operating supplies, and the payment of current debt maturities. Historically, the Company’s primary sources of cash have been continuing operations, bank borrowings and, in the last two years, dealer financings. The following table summarizes cash flows for the periods indicated:

	2003	2002	2001
Operating activities	$10,366,391	$12,264,939	$13,418,514
Investing activities	(6,036,404)	(3,913,078)	1,969,285
Financing activities	(4,339,027)	(10,280,802)	(14,439,625)

     Cash flows from operating activities—Cash flow from operations decreased by $1.9 million, or 15.5%, from 2002 to 2003, and decreased by $1.2 million, or 8.6% from 2001 to 2002. Net income (loss) adjusted to net cash provided by operating activities generated cash of $10.6 million, $7.3 million, and $11.5 million for 2003, 2002 and 2001, respectively. Reconciling items include depreciation and amortization, provisions for bad debt losses, gains on disposals of property and equipment, income related to owner-operator sales-type leases, and deferred income taxes. Working capital items used cash of $0.2 million in 2003 and provided cash of $5.0 million and $1.9 million in 2002 and 2001, respectively. The cash flow from operations enabled the Company to repay current maturities of debt and make capital expenditures as discussed below.

     The increase in net income (loss) reconciled to net cash provided by operating activities from 2002 to 2003 of $3.3 million, or 46.9%, was due to decreased income related to owner-operators ($1.7 million), a decrease in deferred tax benefits of $2.7 million, higher bad debt provision in 2003 as compared to 2002, and lower depreciation expense ($1.0 million). Income from owner-operators was lower in 2003 due to a 6.6% decrease in the number of drivers compared to 2002 and a decrease in the amount of gain recognized on lease purchase sales to owner-operators. The decrease in recognized deferred tax benefits was primarily a result of stabilized insurance claims accruals in 2003 compared to 2002. Bad debt provisions increased from $79,000 in 2002 to $184,000 in 2003 as the Company had slightly more exposure to customer bankruptcies in 2003. Depreciation expense decreased due to a 2.9% decrease in the company fleet combined with an older average fleet age and increases in salvage values on some equipment.

     Decreased levels of accident claims and other accrued liabilities used approximately $0.8 million of cash. A $0.6 million increase in self-insurance claims and multiple accidents involving Company drivers in 2003 was offset by a decrease in income taxes payable of $1.4 million due to federal and state tax payments made in 2003. A $0.6 million increase in accounts receivable, attributable to a 9.2% increase in revenues in the fourth quarter of 2003 compared to the same period in 2002, also used cash. These were offset by an increase in accounts payable of $1.0 million, due primarily to increased brokerage transportation costs incurred by the Logistics division and, to a lesser extent, lengthened payment terms.

     The decrease in net income (loss) reconciled to net cash provided by operating activities from 2001 to 2002 of $4.2 million, or 36.7%, was due to increased income related to owner-operators ($1.9 million), lower deferred tax liabilities ($2.6 million) and lower bad debt provision in 2002 as compared to 2001, offset somewhat by a $0.9 million increase in net income. Income from owner-operators was higher in 2002 due to a 9.1% increase in the number of drivers compared to 2001. Deferred tax liabilities decreased due primarily to increased insurance claims which are not deductible for tax purposes until paid, and higher gains recognized on disposals of property and equipment for tax purposes compared to financial reporting purposes. Bad debt provisions decreased from $625,000 in 2001 to $79,000 in 2002 as the Company had less exposure to customer bankruptcies in 2002.

     The increase in cash provided by working capital items from 2001 to 2002 of $3.1 million, or 158.6%, was due to increased accident claims accruals and other accrued liabilities of $3.5 million and a decrease in accounts receivable of $1.3 million, offset by a decrease in accounts payable of $1.0 million. The increase in accident claims and other accrued liabilities was attributable to an increase in self-insurance claims and multiple accidents involving Company drivers in 2002. The Company became self-insured for workers’ compensation as of July 1, 2001 and, thus, during 2001 the Company was self-insured for only six months versus the entire year for 2002. Rising medical and insurance costs have increased the amounts necessary for accrual. Included in these accruals are amounts estimated by management that are necessary to account for the Company’s exposure to claims incurred in 2002. The decrease in accounts receivable is attributable to improved collection efforts as well as reduced Company exposure to customer bankruptcies in 2002 as compared to 2001. These bankruptcies were occurring primarily in the steel industry.

     Cash flows from investing activities—The growth of the Company’s business and maintenance of its modern fleet has required significant investments in new tractors and trailers, which has been financed largely through long-term debt, including dealer-financed purchases of revenue equipment in the past three years. Historically, the Company financed its major capital equipment purchases consisting primarily of revenue equipment and, to a lesser extent, construction of terminals, through bank financings.

     In 2003, the Company invested $11.8 million for revenue equipment and other property and equipment. The Company financed less with dealers in 2003 than in 2002, thus proceeds from disposals increased as the Company sold more of its used trucks rather than trading-in with dealers. Dealer financed purchases in 2003 amounted to $1.7 million compared to $4.5 million in 2002. Dealer financings were lower in 2003 as the Company was able to secure better financing terms with financial institutions. Sales-type lease proceeds from owner-operators amounted to $3.7 million in 2003, compared to $3.6 million in 2002.

     In 2002, the Company invested $8.0 million in cash for revenue equipment and other property and equipment. As the Company began financing with dealers in 2001, the proceeds from disposals began decreasing as the Company began trading in more tractors to the dealers rather than selling them for cash. Dealer financed purchases in 2002 amounted to $4.5 million. Also, as the number of owner-operators increased in 2002, the payments received on sales-type leases increased. During 2002, the Company’s fleet was 39% owner-operators compared to 32% in 2001. Thus, owner-operators payments to the Company increased from $2.3 million in 2001 to $3.6 million in 2002.

     During 2001, the Company acquired $5.5 million in revenue equipment financed through the manufacturer’s financing company rather than the Company securing the financing through one of its existing lenders. There were no such dealer financings in 2000. All other equipment purchases consisting of service vehicles, computer and office equipment are purchased through cash flow from operations. The amount of revenue equipment purchased decreased in 2001 compared to 2000 due to the Company increasing the length of its trade cycle from 42 months to 45 months.

     Cash flows from financing activities—During 2003, the Company paid $20.2 million towards the reduction of its long-term debt. At December 31, 2003, the Company had debt (including current maturities) of $29.9 million. New debt of $17.6 million was incurred primarily to purchase revenue equipment and support working capital requirements. Approximately $1.7 million of revenue equipment was acquired through dealer financing rather than securing additional financing through existing lenders. These financing activities supported the Company’s investing activities.

     During 2002, the Company paid $15.4 million towards the reduction of its long-term debt. At December 31, 2002, the Company had debt (including current maturities) of $33.6 million. New debt was primarily incurred to purchase revenue equipment. Revenue equipment was also acquired through dealer financing rather than securing additional financing through existing lenders. These financing activities supported the Company’s investing activities.

     During 2001, the Company paid $13.1 million towards the reduction of its long-term debt. At December 31, 2001, the Company had debt (including current maturities) of $39.2 million, which was primarily incurred to purchase revenue equipment and to construct the terminal located in Birmingham, Alabama. The Company purchased in negotiated transactions 223,239 and 126,000 shares of common stock from the former vice-chairman of the Company and the CEO of WTI during 2001 and 2000, respectively, at a price per share of $6.50. The Company funded these purchases using working capital.

     Pursuant to the Company’s stock repurchase program, the Company purchased 6,500, and 244,463 shares of the Company’s common stock in open market or negotiated transactions during 2002 and 2001, respectively, for aggregate purchase prices of $42,250 and $1,521,056, respectively. No shares were repurchased in 2003. The timing and amount of such repurchases depends on the market and other factors. The Company’s board of directors has authorized the repurchase of up to 600,000 shares, excluding 822,739 shares related to various executives. As of December 31, 2003, the Company had purchased 561,405 shares pursuant to this authorization and had 38,595 shares remaining available for repurchase.

Anticipated Sources and Uses of Funds

     The Company’s bank debt relates largely to its revenue equipment, although a portion was incurred for the construction of the terminal in Birmingham, Alabama. The construction loan was converted to a term loan in January 2001. The Company’s bank debt bears interest ranging from LIBOR plus 1.25% to LIBOR plus 2.85%, all payable in monthly installments and with maturities through July 2009. The bank debt is collateralized by revenue equipment and the real property related to the Birmingham terminal. The Company has dealer-financed debt collateralized by revenue equipment with fixed rates ranging from 5.0% to 5.75%. The Company also has a line of credit totaling $2.5 million, bearing interest at the bank’s prime rate (4.0% at December 31, 2003) minus 0.25%. Accounts receivable and other working capital assets collateralize the line of credit. As of December 31, 2003, the Company had outstanding borrowings of $1.1 million and availability of $1.4 million at year-end.

     The Company anticipates generating sufficient cash from operations in 2004 to cover planned capital expenditures and servicing current maturities of long-term debt. The Company anticipates purchasing 100 new tractors and trading or selling 100 used tractors in 2004 at a net cost of approximately $6.0 million. Historically, the Company has relied on cash generated from operations to fund its working capital requirements. Over the long term, the Company will continue to have significant capital needs that may require it to seek additional borrowings or equity capital.

     The Company’s loan agreements with its major lenders require the Company, among other things, to maintain a tangible net worth, as defined in the agreements, and to maintain certain financial ratios. In January and February 2004, the Company received two waivers executed by two of its lenders due to non-compliance for exceeding annual capital expenditure limits and its cash flow ratio. Management anticipates the Company will be in compliance with this covenant in 2004. While management believes that the Company’s relationships with its lenders are good, there is no assurance that the Company will be able to comply with its covenants in the future. If the Company is unable to comply with its covenants in the future, there can be no assurance that the Company’s lenders will provide additional waivers with respect to any such noncompliance.

     The following tables set forth information regarding the Company’s contractual obligations and commercial commitments in thousands of dollars. These disclosures are also included in the Notes to the Consolidated Financial Statements and such Notes are cross- referenced in the tables below.

Contractual Obligations (in thousands)

	Years					Footnote
	Total	>1	1-3	3-5	>5	Ref.
Long-term debt obligations	$29,884	$10,499	$11,158	$7,919	$308	3
Letters of credit	6,300	6,300	—	—	—	—
Employment agreement obligations	175,000	175,000	—	—	—	—
Operating lease obligations	28	28	—	—	—	2

Total	$211,212	$191,827	$11,158	$7,919	$308

     The Company has decreased its operating lease commitments through increased Company-owned facilities and revenue equipment. Primarily all of the Company’s operating lease commitments in effect at December 31, 2003 are on a month-to-month basis. The Company had no contractual purchase obligations at December 31, 2003.

     As of December 31, 2003, the Company had outstanding borrowings of $1.1 million against its $2.5 million line of credit. Additionally, the Company had letters of credit of $6.3 million as of December 31, 2003, primarily required by insurance providers. With the Company’s financial performance, the Company expects it could obtain additional financing, if necessary, with favorable terms.

     The Company entered into a consulting agreement with its Chairman Emeritus, Dempsey Boyd, effective January 1, 2002 through December 31, 2003. Mr. Boyd was paid $145,000 in 2003 under this consulting agreement.

     Completion of the proposed merger between the Company and BBT Acquisition Corporation is conditioned upon, among other things, the availability of sufficient funds for BBT Acquisition Corporation to acquire the outstanding shares of common stock of the Company. BBT Acquisition Corporation anticipates that the merger would be funded from a bank financing in the form of (i) an approximately $13 million revolving line of credit, and (ii) a $40 million term loan. The merger financing would include a refinancing of all of the Company’s outstanding debt as described above. The Company and BBT Acquisition Corporation are currently involved in the negotiation of a definitive commitment to finance the merger.

Factors that May Affect Future Results

     The Company’s future results may be affected by certain material trends and uncertainties over which the Company has little or no control. Fuel prices, insurance and claims costs, liability claims, interest rates, the availability of qualified drivers, fluctuations in the resale value of revenue equipment, economic and customer business cycles, and shipping demands are economic factors over which the Company has little or no control. The following trends and uncertainties, among other things, should be considered in evaluating the Company’s growth outlook:

     Fuel Price Trend—Many of the Company’s operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. During 2003, 2002, and 2001, the Company experienced fluctuations in fuel costs as a result of conditions in the petroleum industry. The Company also has periodically experienced some wage increases for drivers. Increases in fuel costs and driver compensation are expected to continue during 2004 and may affect operating income, unless the Company is able to pass those increased costs to customers through rate increases and fuel surcharges.

     The Company has initiated a program to obtain rate increases and fuel surcharges from customers in order to cover increased costs due to these increases in fuel prices, driver compensation, and other expenses and has been successful in implementing some fuel surcharges and certain rate increases. Competitive conditions in the transportation industry, including lower demand for transportation services, could limit the Company’s ability to obtain rate increases or fuel surcharges in the future. As of December 31, 2003, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

     The motor carrier industry depends upon the availability of diesel fuel. Fuel shortages or increases in fuel taxes or fuel costs have adversely affected, and may in the future adversely affect, the financial condition and results of operations of the Company. Fuel prices have fluctuated greatly, and fuel taxes have generally increased in recent years. The tensions in the Middle East, as well as reduced fuel supplies from Venezuela, have caused an increase in oil and fuel prices during 2003. The Company has not experienced difficulty in maintaining necessary fuel supplies and, in the past, the Company generally has been able to partially offset significant increases in fuel costs and fuel taxes through increased freight rates and through a fuel surcharge which increases incrementally as the price of fuel increases. However, there can be no assurance that the Company will be able to recover any future increases in fuel costs and fuel taxes through increased rates.

     Insurance and Accident Claims—The Company’s future insurance and claims expenses could exceed historical levels, which could have a material adverse effect on earnings. The Company currently self-insures for a portion of the claims exposure resulting from cargo loss, personal injury, and property damage, combined up to $750,000 per occurrence, effective July 1, 2003. In addition, costs above the $750,000 self-insured amount, up to the Company’s coverage amount of two million dollars, will be shared by the Company at a rate of thirty-three percent. Costs and claims in excess of the Company’s coverage amount of two million dollars will be borne solely by the Company. Also, effective July 1, 2002, the workers’ compensation self-insurance level increased to a maximum of $500,000, and the health insurance self-insurance level is $175,000 per person per year. If the number or dollar amount of claims for which the Company is self-insured increases, operating results could be adversely affected.

     The Company was involved in an accident in the first quarter of 2002 that resulted in a third party fatality. The Company was also involved in five accidents resulting in fatalities during 2003, one of which involved personal injury to three individuals. During the first quarter of 2002, the self-insured amount for cargo loss personal injury, and property damage, combined was $500,000 per occurrence, which would be the amount applicable to the accident during the first quarter of 2002. The self-insured amount for the two accidents in the first half of 2003 was $750,000, with the Company also responsible for its shared amount of 50% of any amounts between $750,000 and the $2 million insurance coverage and all amounts in excess of the insured amount. The company was involved in three accidents involving fatalities during the third quarter of 2003. The self-insured amount relating to these accidents is $750,000, with the Company also responsible for its shared amount of 33% of any amounts in excess of $750,000 up to $2 million insurance coverage and all amounts in excess of the insured amount.

     Each of these accidents, taken separately, has the potential to cause the Company to reach its total per occurrence retention amount for insurance purposes. To date, five lawsuits have been filed against the Company with respect to the fatalities arising from these accidents. If the Company is ultimately found to have some liability for one or more of these accidents, the Company would seek to pay or structure payments of the amount due from its operating cash flows and, if needed, additional bank financing. Although the Company does not expect this to occur, it is possible that liability resulting from these accidents could exceed the Company’s operating cash flows and available financing. Therefore, there can be no assurance that the Company’s operations and financial condition would not be materially affected if the Company were found to have liability for one or more of these accidents. If insurance expenses continue to increase, and the Company is unable to offset the increase with higher freight rates, the Company’s operations and financial condition could be adversely affected.

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

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant accounting policies and estimates that affect our financial statements include the following:

     Useful Life and Salvage Values—We review the selections of estimated useful lives and salvage values for purposes of depreciating tractors and trailers. Depreciable lives of tractors and trailers range from 3 to 7 years. Estimates of salvage value at the expected date of trade-in or sale are based on the expected values of equipment at the time of disposal. On average, the salvage value of equipment is 25% of cost. The accuracy of these estimates affects the amount of depreciation expense recognized in a period and, ultimately, the gains or losses on the disposal of the asset. We have recognized net gains on disposal of property and equipment of $478,988, $468,321 and $525,808 for the years ended December 31, 2003, 2002, and 2001, respectively. However, such amounts may differ materially in the future based on accident frequency, regulatory requirements, and other factors beyond our control. Certain revenue equipment has a guaranteed residual value from the vendor, which will be redeemable by the Company upon trade-in.

     Accrued Liabilities for Insurance and Liability Claims—We review the estimates of accrued liabilities for insurance and claims for liability and both physical and property damage and workers’ compensation. The measurement of these costs requires the consideration of historical loss experienced and judgments about the present and expected levels of cost per claim. The insurance and claims accruals are recorded at the estimated payment amounts and are based upon individual case estimates. The specific information for each case is reviewed, detailed, and an estimate is determined based on each case separately. Similar cases, historical costs, and current trends in costs are considered when establishing estimates. Management believes the recorded obligations for these expenses are consistently measured on a conservative basis. However, changes in health costs, accident frequency and severity, and other factors can materially affect the estimates for these liabilities.

     Allowance for Doubtful Accounts for Lease Purchase Program—We review the adequacy of the lease receivable allowance for doubtful accounts in the independent contractor (owner-operator) program. This allowance represents an estimate of notes receivable between the Company and owner-operators participating in the lease purchase program that will become uncollectible and which may, in turn, prevent the Company from maintaining its investment value in the tractor. Historical data, trends, current economic conditions, and profitability of owner-operators are factors considered when determining this estimate. Due to continuing turnover experienced in the owner-operator program, the Company decreased the percentage of gain on lease purchases that is recognized at lease inception from 20% to 10% in October 2002, and from 10% to 0% in October 2003. Gains are deferred and recognized in income over the life of the corresponding leases.

     Impairment of Assets—Because we must plan for future tractor load levels in order to make commitments for revenue equipment based on those projections, we have risks that excess capacity may exceed demand and that an impairment of our revenue equipment may occur. We review long-lived assets for impairment as described in Note 1 to our Consolidated Financial Statements. In analyzing potential impairments, we use projections of future undiscounted cash flows from the asset. These projections are based on our views of growth rates for the related business, anticipated future economic conditions, and estimates of terminal values. If the cash flows do not exceed the carrying values, the asset must be adjusted to its current fair value. In 2001, we reduced carrying values of certain WTI revenue equipment by $0.4 million due to expected reductions in trade-in values.

     Valuation of Accounts Receivable—We review the valuation of accounts receivable on a monthly basis. The allowance for doubtful accounts is estimated based on historical experience of write-offs and current economic conditions that might impact the collectibility of customer accounts, including such factors as bankruptcies and insolvencies. The Company performs ongoing credit evaluations of its customers. The Company continually updates the history it uses to make these estimates so as to reflect the most recent information available. Our allowance for doubtful accounts was approximately $323,000 and $341,000 at December 31, 2003 and 2002, respectively. The Company experienced losses from bad debt in the amount of $625,000 in 2001 due primarily to increased bankruptcies experienced in the steel industry.

     Goodwill Impairment—We have approximately $3.5 million of goodwill on our consolidated balance sheet resulting from the acquisition of WTI. Accounting standards adopted in 2002 require that we review this goodwill for impairment on an annual basis and cease all goodwill amortization. The adoption of these new rules did not result in an impairment of our goodwill. The annual evaluation for goodwill impairment requires the use of estimates about the future cash flows of WTI to determine its estimated fair value. Changes in forecasted operations and changes in discount rates can materially affect these estimates.

     Our review of these accounting items and the resulting accounting positions taken by the Company are based upon certain assumptions and conditions and reflect our management’s best assumptions and estimates; however, estimates of these types of accounting items, particularly impairment and accrued liabilities, involve inherent uncertainties as described above, that are beyond management’s control. As a result, the accounting for such items could result in different amounts if management uses different assumptions or if different conditions occur in future periods.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk Interest Rate Risk

Interest Rate Risk

The Company is exposed to interest rate risk due to its long-term debt, which at December 31, 2003, bore interest at rates ranging from 1.25% to 2.85% above the applicable bank’s LIBOR rate. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, the Company has estimated the fair value of its long-term debt approximates its carrying value, using a discounted cash flow analysis based on borrowing rates available to the Company. The effect of a hypothetical one percent increase in interest rates would decrease pre-tax income by approximately $261,000. Management believes that current working capital funds are sufficient to offset any adverse effects caused by changes in these interest rates.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. The geopolitical situation in the Middle East caused oil prices to rise dramatically in the first quarter of 2003. Historically, the Company has been able to recover a majority of fuel price increases from customers in the form of fuel surcharges. The Company cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. As of December 31, 2003, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations. The Company will consider possible opportunities to hedge fuel costs in the future.

Item 8. Financial Statements and Supplementary Data

The financial statements listed on page F-1 of this Report are filed as part of this Report on the pages indicated.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of December 31, 2003, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

b)	Changes in Internal Controls. During the period covered by this report, there have not been any significant changes in our internal controls that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting. The Company discovered a fraudulent activity during the third quarter of 2003, which, while it did not materially affect the Company’s internal control over financial reporting or the Company’s financial statements, resulted in changes to the Company’s internal control. An employee with access to certain driver payroll transactions processed unauthorized transactions. Discovery of these transactions arose through routine internal audit procedures over driver payroll accounting. Management investigated the extent of the fraud and concluded that the impact was not material to the Company. Company’s management believes that the internal controls over financial reporting have been enhanced in a manner that will prevent similar occurrences in the future by strengthening authorization controls and review controls in this area.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

Incumbent Director Whose Term Will Expire in 2004

Boyd Whigham, age 67, has been a Director of the Company since February 1989. He has been the District Attorney for the Third Judicial Circuit, in Barbour and Bullock Counties, Alabama, since January 1993. Prior to 1993, he operated a general civil law practice in Clayton, Alabama and periodically provided legal services to the Company and to Mr. Boyd, former Chairman of the Company. Mr. Whigham is the brother-in-law of J. Larry Baxter.

Incumbent Directors Whose Terms Will Expire in 2005

Richard C. Bailey, age 53, has served as Chief Financial Officer since joining the Company in August 1992 and has served as a Director since February 1995. Mr. Bailey was named Chief Operating Officer of the Company in July 2001. He served as president and director of Eastern Inter-Trans Services, Inc., a dry van truckload carrier based in Columbus, Georgia, from December 1989 to August 1992. Mr. Bailey is a certified public accountant with a B.S. in accounting from Georgia State University. He was previously employed in various financial positions by Ernst & Young, Intermet Corporation and Snapper Products (a division of The Actava Group Inc.). Mr. Bailey has served on the Advisory Board of the University of Georgia Trucking Profitability Strategies Conference.

Stephen J. Silverman, age 59, has been the President and Chief Executive Officer of Silver Solutions, Inc., a transportation consulting firm based in Jacksonville, Florida since January 1997. Prior thereto, he served as President/Chief Executive Officer and a Director of Silver Eagle Transport, Inc., an irregular route truckload carrier based in Jacksonville, Florida, from 1984 until 1997. He is also currently President and Chief Executive Officer of Raven Transport Holding, Inc., a minority owned dry van truckload carrier, and has held these positions since December 1998. Mr. Silverman has been a Director of the Company since May 1997. He has previously served as Chairman of the University of Georgia Trucking Profitability Strategies Conference, as well as on the Boards of the American Trucking Association, Florida Trucking Association, and the Interstate Truckload Carriers Conference. Mr. Silverman received a B.A. from Bradley University, and an M.B.A. from the University of Michigan.

J. Mark Dunning, age 44, has been President of Mark Dunning Industries, Inc., a waste collection and disposal company, since September 1980, and has been a Director of the Company since May 2000. Mr. Dunning is a director of Regions Bank in Dothan, Alabama.

Incumbent Directors Whose Terms Will Expire in 2006

J. Larry Baxter, age 56, retired from his position as an insurance broker in 2002. Mr. Baxter has served as a Director of the Company since May 2000. Previously, Mr. Baxter was an insurance broker with The Baxter Agency, LLC, an insurance placement and risk management firm, from October 1980 to July 2002, and served as President of The Baxter Agency, LLC from June 1999 to April 2001. Mr. Baxter served as President of The Baxter Agency, Inc., an insurance and risk management company, from October 1980 to June 1999. In 2002, the Baxter Agency, LLC placed insurance coverage for the Company in return for commission payments from the Company. Mr. Baxter is the brother-in-law of Boyd Whigham.

Gail B. Cooper, age 53, has served as President, Chief Executive Officer and as a Director of the Company since February 17, 2000. Ms. Cooper served as Secretary of the Company from December 1969 until February 2000. Ms. Cooper received a B.S. in business administration from Troy State University. She has served the Company in numerous administrative and accounting positions since joining the Company full-time in 1972.

Executive Officers

Set forth below is information concerning the Executive Officers of the Company as of March 26, 2004.

Gail B. Cooper, age 53, has served as President and Chief Executive Officer and as a Director of the Company since February 17, 2000. Ms. Cooper served as Secretary of Boyd from December 1969 until February 2000. Ms. Cooper received a B.S. in business administration from Troy State University. She has served Boyd in numerous administrative and accounting positions since joining Boyd full-time in June 1972. Ms. Cooper is the sister of Ms. Tibbs.

Richard C. Bailey, age 53, has served as Chief Financial Officer of the Company since joining Boyd in August 1992, has served as a Director since February 1995 and has served as Chief Financial Officer since July 2001. He served as President and Director of Eastern Inter-Trans Services, Inc., a dry van truckload carrier based in Columbus, Georgia, from December 1989 to August 1992. Mr. Bailey is a certified public accountant with a B.S. in accounting from Georgia State University. He was previously employed in various financial positions by Ernst & Young, Intermet Corporation and Snapper Products (a division of The Actava Group Inc.). Mr. Bailey has served on the Advisory Board of the University of Georgia Trucking Profitability Strategies Conference.

Steven S. Rumsey, age 40, founded WTI Transport in 1989 and has served the company in various capacities including President and presently C.E.O. Mr. Rumsey graduated from the University of Alabama with a B.A. in Communication. He serves on the Board of Directors of Southeastern Financial and Amsouth Bank in Tuscaloosa, Alabama. He is married to wife, Frances, and has two children.

Ginger B. Tibbs, age 50, has been the Secretary/Treasurer of Boyd since February 2000, and served as a Director from December 1978 until March 1994. Ms. Tibbs is primarily responsible for collection of Boyd’s accounts receivable and has served as Credit Manager since September 1980. Ms. Tibbs received a degree in elementary education from Auburn University. She is the sister of Ms. Cooper.

Audit Committee

In accordance with its written charter adopted by the Board of Directors (“Board”), the Audit Committee of the Board assists the Board in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing and financial reporting practices of the Company. Audit Committee members include Mr. Boyd Whigham, Mr. J. Mark Dunning (Chair) and Mr. Stephen J. Silverman. During 2003, the Committee met one time. Additionally, the Audit Committee independently reviewed the Company’s quarterly financial statements and related Form 10-Q prior to the filing of the Form 10-Q for each quarter of 2003. All of the members of the Audit Committee are independent within the meaning of Securities and Exchange Commission regulations and the listing standards of the NASDAQ SmallCap Market. Mr. Stephen J. Silverman is qualified as an audit committee financial expert within the meaning of Securities and Exchange Commission regulations and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NASDAQ SmallCap Market.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires that the Company’s Directors, Executive Officers and persons who beneficially own more than ten percent (10%) of the Company’s Common Stock file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of such Common Stock. Directors, Executive Officers and persons who beneficially own greater than ten percent (10%) of the Common Stock are required by the Securities and Exchange Commission’s rules to furnish the Company with copies of all such reports. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company or written representations from the Company’s Directors and Executive Officers that no other reports were required, all Section 16(a) filing requirements applicable to the Company’s Directors and Executive Officers were complied with during the year ended December 31, 2003.

Code of Ethics

The Company has adopted a Code of Ethics applicable to all directors, officers and employees of the Company, including the Company’s principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is included as an exhibit to this Form 10-K, and the Company has posted it and intends to post amendments to or waivers from its Code of Ethics on the Company’s website at www.boydbros.com under the heading “Investors.”

Item 11. Executive Compensation

Summary of Cash and Certain Other Compensation

The following table sets forth in summary form all compensation for all services rendered in all capacities to the Company for the years ended December 31, 2003, 2002 and 2001, respectively, to (a) each person who served as Chief Executive Officer of the Company during the fiscal year most recently completed, and (b) those executive officers of the Company who earned in excess of $100,000 (collectively with each Chief Executive Officer, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

					LONG TERM
		ANNUAL COMPENSATION			COMPENSATION
					Securities
Name and				Other Annual	Underlying	All Other
Principal Position	Year	Salary	Bonus	Compensation	Options (#)	Compensation (1)
Gail B. Cooper Chief Executive Officer and President	2003	$150,000	$10,000	—	—	$4,974
	2002	150,000	25,000	—	43,500	4,974
	2001	150,000	—	—	—	4,674
Richard C. Bailey, Chief Operating Officer & Chief Financial Officer	2003	$175,000	$10,000	—	—	$5,724
	2002	155,667	25,000	—	158,500	2,912
	2001	146,000	—	—	—	4,554
Steven S. Rumsey, Chief Executive Officer- WTI Transport, Inc.	2003	$110,000	$9,130	—	—	$3,300
	2002	110,000	—	—	—	3,300
	2001	144,993	—	—	—	4,560

(1)	Constitutes matching contributions by the Company to the 401(k) plan: (i) in 2003, $4,800 to Ms. Cooper; $5,550 to Mr. Bailey; and $3,300 to Mr. Rumsey; (ii) in 2002, $4,800 to Ms. Cooper; $2,738 to Mr. Bailey; and $3,300 to Mr. Rumsey; and (iii) in 2001, $4,500 to Ms. Cooper; $4,380 to Mr. Bailey; and $4,560 to Mr. Rumsey. Also includes payment of life insurance premiums: (i) in 2003, $174 each for each of Ms. Cooper and Mr. Bailey; (ii) in 2002, $174 for each of Ms. Cooper and Mr. Bailey; and (iii) in 2001, $174 for each of Ms. Cooper and Mr. Bailey.

Stock Option Grants

The Company did not grant any stock options to executive officers during fiscal 2003.

Stock Option Exercises and Year-End Holdings

Shares
Acquired
	on	Value	Number of Unexercised		Value of Unexercised In-the-Money
	Exercise	Realized	Options/SARs at FY-End		Options/SARs at FY-End
Name	(#)	($)(1)	(#)		($)(2)
(a)	(b)	(c)	(d)		(e)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Gail B. Cooper	—	—	43,500	—	$151,780	—
Richard C. Bailey	—	—	158,500	—	$551,980	—
Steven S. Rumsey	—	—	—	—	—	—

(1)	This column indicates the market value of the underlying securities at time of exercise minus the exercise price.

(2)	This column indicates the market value of the underlying securities at the market price on December 31, 2003 ($6.15 per share) minus the exercise price.

Director Compensation

Directors who are not executive officers of the Company receive an annual retainer of $5,000, are paid a fee of $1,500 for each Board meeting attended in person and $750 for each Board meeting attended by telephone, and are reimbursed for travel expenses incurred in connection with attending meetings. Non-employee Directors who serve on the Executive Committee receive an additional fee of $1,000 for each Executive Committee meeting attended. Directors are not entitled to additional fees for serving on other committees of the Board of Directors, with the exception of Directors serving on the Special Committee.

On August 12, 2003, the Board formed a Special Committee composed of Stephen J. Silverman (Chair), J. Larry Baxter, J. Mark Dunning and Boyd Whigham to consider any proposal offered by members of the Boyd family to form an entity to purchase the shares of the Company’s Common Stock not held by Boyd family members, followed by a merger of such entity with and into the Company. The Board formed the Special Committee, consisting solely of Directors who are not officers or employees of the Company and who have no financial interest in the proposed merger different from the Company’s stockholders generally, to evaluate, negotiate and recommend the merger agreement and to evaluate whether the merger is in the best interests of the Company’s stockholders. The Board determined that each member of the Special Committee would receive $500 for attending each meeting of the Special Committee, whether in person or via teleconference.

Stock Option Cancellations

On July 16, 2001, the Company implemented an option cancellation and replacement program to address the substantial loss in value of the outstanding stock options held by the Company’s employees and the increasing inability of those options to serve as a meaningful incentive for optionees to remain in the Company’s employ. Under the option cancellation and replacement program, current employees of the Company were permitted to cancel existing options in anticipation of intended future option grants. The employees and executive officers of the Company agreed that the replacement grants could not be made for at least six months and one day after the cancellation date so the Company would not have to recognize compensation expense.

The options were cancelled on July 16, 2001, and had original exercise prices ranging from a high of $11.00 per share to a low of $7.38 per share. Participants received new options on January 17, 2002 at an exercise price of $2.67 per share, the fair market value of the common stock on that day. Options granted on January 17, 2002 were planned to vest at a rate of 20% per year on the anniversary date of the grant; provided, however, that the options could vest earlier if certain pricing conditions were met. The options expire ten years from the date of grant or

January 17, 2012. Both Richard Bailey and Gail Cooper participated in the option cancellation and replacement program.

The following table sets forth certain information concerning option cancellation and replacements, including (i) the name and position of each executive officer who participated in the program, (ii) the date of any such repricing, (iii) the number of securities underlying replaced options, (iv) the per share market price of the underlying security at the time of the repricing, (v) the original exercise price of the cancelled option at the time of repricing, (vi) the per share exercise price of the option received in exchange for the existing option, and (vii) the original option term remaining at the date of exchange. There have been no other stock option repricing programs of the Company within the last ten years.

TEN YEAR OPTION REPRICING

			Market			Length of
		Number of	Price of	Exercise		Original
		Securities	Common	Price		Option Term
Name	Date	Underlying	Stock at Time	at Time	New	Remaining
and	of	Options	of	of	Exercise	at Date of
Position	Repricing	Repriced	Repricing	Repricing	Price	Repricing
Gail B. Cooper,	1/17/02	15,000	$2.67	$11.00	$2.67	2.4
Chief Executive Officer and	1/17/02	5,000	2.67	9.31	2.67	5.9
President	1/17/02	3,500	2.67	10.25	2.67	7.3

Richard C. Bailey,	1/17/02	30,000	$2.67	$11.00	$2.67	2.4
Chief Financial Officer and	1/17/02	10,000	2.67	11.00	2.67	3.0
Chief Operating Officer	1/17/02	10,000	2.67	7.75	2.67	4.0
	1/17/02	15,000	2.67	7.38	2.67	5.7
	1/17/02	35,000	2.67	9.50	2.67	6.3
	1/17/02	35,000	2.67	8.00	2.67	6.6
	1/17/02	3,500	2.67	10.25	2.67	7.3

Severance Agreement

In 1998, the Company entered into a Severance Agreement with Mr. Bailey (the “Severance Agreement”). The Severance Agreement provides that in the event (a) Mr. Bailey’s employment is terminated by the Company other than for Cause (as such term is defined in the Severance Agreement) or (b) Mr. Bailey resigns from his employment with the Company for Good Reason (as such term is defined in the Severance Agreement), Mr. Bailey will be entitled to a payment which, if such termination occurs in 2002 or any year thereafter, will be equal to twelve (12) months salary at the rate in effect immediately prior to the Severance Date (as defined in the Severance Agreement)(the “Severance Payment”). At the Company’s option, the Severance Payment may be made either (1) as a lump sum within thirty (30) days of the Severance Date or (2) as a series of payments in accordance with the Company’s normal payroll procedures. In addition to the Severance Payment, Mr. Bailey is entitled to receive payment for all vacation time accrued during the calendar year in which the Severance Date occurred and a pro rata payment for any bonus earned for the year through the Severance Date.

The Severance Agreement also provides that the Company will reimburse Mr. Bailey for any costs incurred in electing COBRA continuation coverage under the Company’s health insurance and will maintain life insurance coverage for Mr. Bailey until the earlier of (a) the date which is twelve months from the Severance Date or (b) such time as Mr. Bailey obtains medical coverage from a new employer.

Compensation Committee Report on Executive Compensation

The following paragraphs constitute the report of the Compensation Committee of the Board of Directors (the “Committee”) on executive compensation policies for fiscal year 2003. In accordance with Securities and Exchange Commission rules, this report shall not be deemed to be incorporated by reference into any statements or reports filed by the Company with the Securities and Exchange Commission that do not specifically incorporate this report by reference, notwithstanding the incorporation of this Form 10-K into any such report.

Compensation Committee Interlocks and Insider Participation

The Company’s Compensation Committee is comprised of J. Mark Dunning, Stephen J. Silverman and Boyd Whigham, all of who are members of the Company’s Board of Directors. During 2003, no executive officer of the Company served as a member of the Committee or as a director of any other entity, one of whose executive officers served on the Committee or was a director of the Company, nor does any such relationship exist currently. The Committee administers the compensation program for operating officers of the Company and bases its decisions on both individual performance and the financial results achieved by the Company. While the Committee consults with the Chief Executive Officer on certain matters, all compensation decisions are made by the Committee without such officer’s participation. The Committee held one meeting during 2003.

The principal elements of the compensation program for executive officers are base salary, performance-based annual bonuses and stock options. The goals of the program are to give the executive officers incentives to work toward the improved financial performance of the Company and to reward them for their contributions to the Company’s success. The program is also designed to encourage the Company’s key executives to maximize the Company’s premium service to its customers and maintain high standards of efficiency, productivity and safety. For a summary of 2003 compensation, see the Summary Compensation Table under the heading “Summary of Cash and Certain Other Compensation” above.

Salaries. The Committee has based its decisions on salaries for the Company’s executive officers, including its chief executive officer and chief financial officer, on a number of factors, both objective and subjective. Objective factors considered include increases in the cost of living, the Company’s overall historical performance, and comparable industry data, although no specific formulas based on such factors have been used to determine salaries. Salary decisions are based primarily on the Committee’s subjective analysis of the factors contributing to the Company’s long-term success and of the executives’ individual contributions to such success.

Bonuses. For fiscal year 2003, the Committee imposed a sliding scale for which no bonuses would be paid unless the Company achieved a minimum of $1,025,000 of income before taxes. Under this program, the Company paid no bonuses to Ms. Cooper or Mr. Bailey for fiscal 2003.

Stock Options. The Committee views stock options as its primary long-term compensation vehicle for the Company’s executive officers. At the time of the Company’s initial public offering in May 1994, the Committee granted an aggregate of 94,000 stock options under the 1994 Stock Option Plan to each of the Company’s executive officers, other than Mr. Boyd, who, as founder of the Company, elected not to participate. The Company has granted options to its executive officers since then, most recently in 2002 when the Committee granted an aggregate of 202,000 shares to two executive officers whose individual performance, in the Committee’s view, warranted an enhanced equity position in the Company. Options granted in 2002 included replacement grants of 162,000 for options, which were cancelled in 2001 under the stock option cancellation and replacement program. The Company did not grant any stock options to its executive officers in 2003.

Stock Option Cancellation and Replacement Program. In light of the substantial decline in the market price of the Company’s Common Stock that occurred as a result of the economic downturn in the U.S. economy and the flatbed trucking industry, many of the outstanding options held by the Company’s executive officers and key employees had exercise prices significantly higher than the market price of the underlying Common Stock. The Committee believed that many of these options had little or no value and were unlikely to be exercised in the foreseeable future. As a result, the Committee decided that these options were no longer effective in achieving the desired objectives of retaining and incentivizing employees important to the Company’s attainment of its business and financial objectives and the creation of value for its stockholders. The Committee recommended the stock option cancellation and replacement program to the Board of Directors as a means of addressing these issues.

Chief Executive Officer Compensation. In February 2000, Ms. Gail B. Cooper became Chief Executive Officer and President of the Company. Her base salary was increased from $90,000 to $150,000 based on the factors and analysis described above and in recognition of her increased responsibilities. Ms. Cooper’s salary did not increase in 2003.

Chief Financial Officer/Chief Operating Officer Compensation. Mr. Bailey’s base salary was increased from $146,000 to $175,000 during 2002. Mr. Bailey’s salary did not increase in 2003.

By the Members of the Compensation Committee:

Mark Dunning, Stephen J. Silverman and Boyd Whigham (Chairman).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 26, 2004, certain information with respect to all stockholders known by the Company to be the beneficial owners of more than five percent (5%) of the Common Stock, the only class of voting securities of the Company outstanding, as well as information with respect to the Common Stock owned beneficially by each Director and Director Nominee of the Company, by each Executive Officer named in the Summary Compensation Table and by all Directors and Executive Officers of the Company as a group. Certain information set forth in the table is based upon information contained in filings made by such beneficial owners with the Commission.

	Amount and Nature		Approximate
	of Beneficial		Percent of
Name of Beneficial Owner	Ownership (1)		Common Stock
Dempsey Boyd (2)	1,137,216	(3)	41.9%
Gail B. Cooper (2)	451,900	(4)	16.4%
Ginger B. Tibbs (2)	412,400	(5)	15.1%
Frances S. Boyd (2)	1,137,216	(6)	41.9%
Richard C. Bailey	170,622	(7)	5.9%
Steven S. Rumsey	7,400		*
J. Mark Dunning	6,000	(8)	*
Boyd Whigham	14,800	(9)	*
Stephen J. Silverman	6,500	(10)	*
J. Larry Baxter	6,501	(11)	*
All Directors and Executive Officers as a group (8 persons)	1,076,123		36.3%

*	Less than one percent of the Common Stock.

(1)	Under the Rules of the Commission, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated by footnote, the named persons have sole voting and investment power with respect to the shares of Common Stock beneficially owned.

(2)	The address for each of Mr. and Mrs. Boyd, Ms. Cooper and Ms. Tibbs is 3275 Highway 30, Clayton, Alabama 36016.

(3)	Includes 384,000 shares owned by Mr. Boyd’s wife, Frances S. Boyd. Excludes 2,500 shares held as custodian for five minor grandchildren, as to which shares Mr. Boyd disclaims beneficial ownership.

(4)	Includes 43,500 shares obtainable by Ms. Cooper within 60 days of March 26, 2004 upon the exercise of stock options. Includes 1,000 shares held by a third party custodian for Ms. Cooper’s children, as to which shares she disclaims beneficial ownership.

(5)	Includes 21,000 shares obtainable by Ms. Tibbs within 60 days of March 26, 2004 upon the exercise of stock options. Includes 1,500 shares held by a third party custodian for Ms. Tibbs’ children, as to which shares she disclaims beneficial ownership.

(6)	Includes 827,516 shares owned by Mrs. Boyd’s husband, Dempsey Boyd.

(7)	Includes 158,500 shares obtainable by Mr. Bailey within 60 days of March 26, 2004 upon the exercise of stock options.

(8)	Includes 6,000 shares obtainable by Mr. Dunning within 60 days of March 26, 2004 upon the exercise of non-qualified stock options.

(9)	Includes 8,500 shares obtainable by Mr. Whigham within 60 days of March 26, 2004 upon the exercise of non-qualified stock options.

(10)	Includes 6,500 shares obtainable by Mr. Silverman within 60 days of March 26, 2004 upon the exercise of non-qualified stock options.

(11)	Includes 321 shares held by the J. Larry Baxter — IRA and 180 shares held by the Haldine D. Baxter — IRA and also includes 6,000 shares obtainable by Mr. Baxter within 60 days of March 26, 2004 upon the exercise of non-qualified stock options.

Item 13. Certain Relationships and Related Transactions

On December 31, 2003, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of December 31, 2003 (the “Merger Agreement”), which sets forth the terms and conditions of the proposed acquisition (the “Merger”) of the Company by BBT Acquisition Corporation, a Delaware corporation (“BBT Corp.”) controlled by Dempsey Boyd, the founder and former Chairman and CEO of the Company, his daughter, Gail B. Cooper, the current President and CEO of the Company, his daughter, Ginger B. Tibbs, the current Secretary/Treasurer of the Company, and his wife, Frances S. Boyd.

Under the terms of the Merger Agreement, stockholders of the Company (other than BBT Corp. and the Boyd family members) will receive $7.00 per share, in cash, for each outstanding share of Company Common Stock owned by such stockholders. The transaction is structured as a forward merger in which BBT Corp. will merge with and into the Company, with the Company continuing as the surviving corporation. The boards of directors of each of the Company and BBT Corp. have unanimously approved the Merger Agreement and the Merger. In the case of the Company’s Board, the approval follows the unanimous recommendation of a special committee of outside directors of the Company that was formed to evaluate and respond to the original proposal of Mr. Boyd and Ms. Cooper.

The Merger is subject to (i) approval by the holders of a majority of the outstanding shares of the Company’s Common Stock which are outstanding as of the record date for the special meeting of the Company’s stockholders to be called to consider the Merger, (ii) the completion of the financing arrangements necessary to consummate the Merger, and (iii) certain other closing conditions.

The Company has previously entered into a consulting agreement with Dempsey Boyd, the Company’s former Chairman of the Board. The agreement had a term, which began on January 1, 2002 and ended December 31, 2003, pursuant to which Mr. Boyd was paid $145,000 annually. Mr. Boyd provided advice and expertise, and performed such duties and services from time to time, during the term of the agreement, as the Company reasonably requested. The services provided included, without limitation, negotiating equipment and tire agreements, reviewing equipment requirements, researching and investigating equipment, advising the Company regarding certain on-going litigation matters, advising the Company regarding construction projects and providing the Company with an experienced perspective on the trucking industry. Ms. Cooper and Ms. Tibbs are Mr. Boyd’s daughters.

The Company had entered into an agreement with Mr. Boyd to lease an aircraft for Company use. The agreement expired September 1, 2003, and the Company is currently negotiating to renew the agreement through August 2004 on the same terms. In the interim, the Company continues to lease the aircraft on the same terms contained in the prior agreement, paying a monthly lease amount of $20,000 with an allowance of twenty hours of flight time per month. For any flight hours that exceed twenty per month, the Company pays an additional $1,000 per flight hour. The Company paid a total of $240,000 in lease payments to Mr. Boyd during 2003.

Item 14. Principal Accountant Fees and Services

The firm of BDO Seidman, LLP examined the financial statements of the Company for the years ended December 31, 2003 and 2002, and the Board of Directors intends to continue the services of this firm for the fiscal year ending December 31, 2004.

Fee Disclosure

The following table presents fees for professional services rendered by BDO Seidman, LLP for the audit of the Company’s annual financial statements for fiscal 2003, 2002, and 2001 and fiscal 2002 and fees billed for audit-related services, tax services and all other services rendered by BDO Seidman, LLP for fiscal 2003 and fiscal 2002.

	2003	2002
(1) Audit fees	$135,276	$135,394
(2) Audit-related fees (a)	—	1,250
(3) Tax fees	—	—
(4) All other fees	—	—

(a)	Consultation on Sarbanes-Oxley legislation

All audit, audit-related services, tax services and other services were pre-approved by our Audit Committee, which concluded that the provision of such services by BDO Seidman LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s pre-approval policy provides for pre-approval of all services provided by the Company’s independent auditor by the Audit Committee prior to the commencement of any work on the engagement. For 2003, approximately 56% of the total hours required to complete the audit of the consolidated financial statements were provided by persons employed by Smith & Howard, P.C. (“Smith & Howard”), a public accounting firm located in Atlanta, Georgia. Smith & Howard personnel worked under the supervision and direction of BDO Seidman, LLP.

PART IV

Item 15. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this Report.

1.	Financial Statements:

Index to Consolidated Financial Statements F-1

2.	Financial Statement Schedules:

Index to Consolidated Financial Statements Schedule F-21

3.	Exhibits required by Item 601 of Regulation S-K.

The following exhibits are included in this Form 10-K:

Exhibit
Number	Description
10.1	Promissory Note and Security Agreement dated March 12, 2004 by and between the Company and GE Capital.

10.2	Waiver and Consent Agreement by and between the Company and AmSouth Bank, dated January 23, 2004.

10.3	Waiver and Consent Agreement by and between the Company and Compass Bank, dated February 23, 2004.

21	Subsidiaries of the Registrant.

23	Consent of BDO Seidman, LLP.

31.1	Certification per Section 302 of the Sarbanes-Oxley Act of 2002 for Gail B. Cooper.

31.2	Certification per Section 302 of the Sarbanes-Oxley Act of 2002 for Richard C. Bailey.

32	Certification per Section 906 of the Sarbanes-Oxley Act of 2002 for Gail B. Cooper and Richard C. Bailey.

The following exhibits are incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003:

Exhibit
Number	Description
10.1	Security Agreement dated July 10, 2003 by and between the Company and PACCAR Financial.

10.2	Security Agreement dated July 11, 2003 by and between the Company and Navistar Financial Corp.

10.3	Promissory Note and Security Agreement dated July 29, 2003 by and between the Company and GE Capital.

10.4	Security Agreement dated August 11, 2003 by and between the Company and PACCAR Financial.

10.5	Security Agreement dated August 26, 2003 by and between the Company and PACCAR Financial.

The following exhibits are incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003:

Exhibit
Number	Description
10.1	Security Agreement dated April 3, 2003 by and between the Company and PACCAR Financial.

10.2	Security Agreement dated April 22, 2003 by and between the Company and PACCAR Financial.

10.3	Security Agreement dated May 15, 2003 by and between the Company and PACCAR Financial.

10.4	Security Agreement dated May 23, 2003 by and between the Company and PACCAR Financial.

10.5	Promissory Note and Security Agreement dated July 1, 2003 by and between the Company and GE Capital.

The following exhibits are incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003:

Exhibit
Number	Description
10.1	Commercial Loan and Security Agreement dated January 16, 2003 by and between the Company and Compass Bank.

The following exhibits are incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002:

Exhibit
Number	Description
10.1	Commercial Variable Rate Promissory Note by and between the Company and Compass Bank dated November 08, 2002 in the amount of $1,273,280.

10.2	Commercial Security Agreement by and between the Company and Compass Bank dated November 8, 2002.

10.3	Commercial Variable Rate Promissory Note by and between the Company and Compass Bank dated November 8, 2002 for $630,250.

10.3	Commercial Security Agreement by and between the Company and Compass Bank dated November 8, 2002.

10.4	Waiver and consent by and between the Company and AmSouth Bank dated February 3, 2003.

10.5	Waiver and consent by and between the Company and Compass Bank dated February 10, 2003.

13	Portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2002 are specifically incorporated herein by reference.

The following exhibits are incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001:

Exhibit
Number	Description
10.1	March 2002 Waiver between Compass Bank and Boyd Bros. Transportation Inc.

10.2	March 2002 Waiver between Amsouth Bank and Boyd Bros. Transportation Inc

10.3	Note by and between the Company and Navistar Financial Corp. and Boyd Bros. Transportation Inc. dated November 27, 2001 for $615,564.

10.4	Note by and between the Company and Navistar Financial Corp. and Boyd Bros. Transportation Inc. dated December 19, 2001 in the amount of $4,442,820.

13	These portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2001 that are specifically incorporated herein be reference.

The following exhibits are incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000:

Exhibit
Number	Description
10.1	Credit and Security Agreement dated April 11, 2000 between the Company and Compass Bank in the amount of $3,267,160 for truck equipment

10.2	Security Agreement dated April 11, 2000 between the Company and Compass Bank in the amount of $3,267,160 for truck equipment

* 10.3	First Amendment to Acquisition Agreement, Employment Agreement and Covenant Not To Compete dated March 17, 2000 between the Company, Miller Welborn and Steven Rumsey

10.4	Second Amendment to Acquisition Agreement dated May 30, 2000 between the Company, Miller Welborn and Steven Rumsey

* 10.5	Second Amendment to Employment Agreement dated May 22, 2000 between the Company and Steven Rumsey

10.7	Debt Covenant Waiver dated March 27, 2001 from Compass Bank relating to Credit and Security Agreement dated April 11, 2000.

10.8	Waiver and Consent Agreement dated March 28, 2001 by and between the Company and AmSouth Bank N.A. relating to Credit Agreement dated April 1, 1994.

*	Identifies each exhibit that is a “management contract or compensatory plan or arrangement” required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.

The following exhibits are incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999:

Exhibit
Number	Description
10.1	Credit and Security Agreement dated March 16, 1999 between the Company and Compass Bank in the amount of $10,000,000 for truck equipment

10.2	Security Agreement dated March 16, 1999 between the Company and Compass Bank in the amount of $10,000,000 for truck equipment

The following exhibits are incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998:

Exhibit
Number	Description
10.2	Credit and Security Agreement dated May 29, 1998 between the Company and Compass Bank in the amount of $4,500,000 for truck equipment

The following exhibits are incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997:

Exhibit
Number	Description
* 10.1	First Amendment to Boyd Bros. Transportation Inc. 1994 Stock Option Plan

* 10.3	Employment Agreement between the Company and Steven Rumsey dated December 8, 1997

*	Identifies each exhibit that is a “management contract or compensatory plan or arrangement” required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.

The following exhibit is incorporated by reference to the Company’s Registration Statement on Form S-8, declared effective on May 20, 1999:

Exhibit
Number	Description
4	Boyd Bros. Transportation Inc. 1999 Employee Stock Purchase Plan

The following exhibits are incorporated by reference to the Company’s Registration Statement on Form S-1, declared effective on May 9, 1994:

Exhibit
Number	Description
3.1	Certificate of Incorporation of the Company

3.2	By-laws of the Company

* 10.1	Boyd Bros. Transportation Inc. 1994 Stock Option Plan

* 10.2	Form of the Company’s Nonstatutory Stock Option Agreement

10.3	Form of the Company’s Nonstatutory Stock Option Agreement for Nonemployee Directors

*	Identifies each exhibit that is a “management contract or compensatory plan or arrangement” required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15 (c) of Form 10-K.

The following exhibit is incorporated by reference to the Company’s Amendment to Report on Form 10-Q filed on August 5, 1997:

Exhibit
Number	Description
10.33	OMNITRACS contract dated February 5, 1997, between the Company and QUALCOMM, Inc.

The following exhibit is incorporated by reference to the Company’s Report on Form 8-K filed on December 19, 1997:

Exhibit
Number	Description
2.1	Acquisition Agreement dated December 8, 1997, by and among the Company, W-T Acquisition Company, WTI, Miller Welborn and Steven Rumsey

(b)	Reports on Form 8-K

During the quarter ended December 31, 2003, the Company filed two current reports on Form 8-K:

Filing Date	Items Reported	Financial Statements
November 3, 2003	7 and 12	None
December 31, 2003	5 and 7	None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOYD BROS. TRANSPORTATION INC.

By	/s/ Gail B. Cooper

Gail B. Cooper
President and Chief Executive Officer

Date: March 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Gail B. Cooper	Chief Executive Officer, President	March 26, 2004
Gail B. Cooper	and Director (Principal Executive Officer)

/s/ Richard C. Bailey	Chief Operating Officer, Chief	March 26, 2004
Richard C. Bailey	Financial Officer and Director (Principal Financial and Accounting Officer)

/s/ Boyd Whigham	Chairman and Director	March 26, 2004
Boyd Whigham

/s/ J. Mark Dunning	Director	March 26, 2004
J. Mark Dunning

/s/ Stephen J. Silverman	Director	March 26, 2004
Stephen J. Silverman

/s/ J. Larry Baxter	Director	March 26, 2004
J. Larry Baxter

Boyd Bros. Transportation Inc.
Index to Consolidated Financial Statements

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of
Boyd Bros. Transportation Inc.
Clayton, Alabama

We have audited the consolidated balance sheets of Boyd Bros. Transportation Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boyd Bros. Transportation Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Atlanta, Georgia
February 12, 2004 except for Note 3,
which is as of February 23, 2004

Boyd Bros. Transportation Inc.

Consolidated Balance Sheets

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$283,474	$292,514
Short-term investments	—	288,000
Accounts receivable, less allowance for doubtful accounts of $323,426 (2003) and $341,338 (2002):
Trade and interline	9,415,968	9,083,921
Other	620,366	542,963
Current portion of net investment in sales-type leases	2,217,101	1,427,617
Parts and supplies inventory	677,899	521,201
Prepaid licenses and permits	487,586	547,460
Other prepaid expenses	952,751	965,995
Deferred income tax assets	2,571,959	2,378,688

Total current assets	17,227,104	16,048,359

PROPERTY AND EQUIPMENT:
Land and land improvements	2,952,576	2,948,297
Buildings	7,976,061	7,804,015
Revenue equipment	63,005,857	64,644,891
Other equipment	12,991,961	12,466,476
Leasehold improvements	386,384	386,384

Total	87,312,839	88,250,063
Less accumulated depreciation and amortization	34,906,078	33,525,571

Property and equipment, net	52,406,761	54,724,492

OTHER ASSETS:
Net investment in sales-type leases	5,402,732	6,706,848
Goodwill, net of accumulated amortization of $912,077	3,466,746	3,452,446
Revenue equipment held for lease	981,974	310,405
Deposits and other assets	384,767	339,531

Total other assets	10,236,219	10,809,230

TOTAL	$79,870,084	$81,582,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable - trade and interline	$3,362,064	$2,375,475
Line of credit	1,141,772	—
Income taxes payable	—	1,424,791
Accrued liabilities:
Self-insurance claims	5,480,194	4,553,396
Salaries and wages	338,503	447,911
Other	1,160,683	1,308,825
Current maturities of long-term debt	10,498,666	14,488,695

Total current liabilities	21,981,882	24,599,093
LONG-TERM DEBT	19,385,035	19,135,870
DEFERRED INCOME TAXES	12,415,398	12,122,259

Total liabilities	53,782,315	55,857,222

COMMITMENTS AND CONTINGENCIES (Notes 4 and 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value - 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value - 10,000,000 shares authorized; 4,069,640 shares issued; 2,711,958 shares (2003) and 2,709,956 shares (2002) outstanding	4,070	4,070
Additional paid-in capital	16,884,622	16,884,622
Retained earnings	18,823,155	18,474,441
Treasury stock, at cost; 1,357,682 shares (2003) and 1,359,684 shares (2002)	(9,624,078)	(9,638,274)

Total stockholders’ equity	26,087,769	25,724,859

TOTAL	$79,870,084	$81,582,081

See accompanying notes to consolidated financial statements.

Boyd Bros. Transportation Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2003	2002	2001
OPERATING REVENUES	$134,345,652	$127,792,396	$127,559,594

OPERATING EXPENSES
Salaries, wages and employee benefits	37,365,528	36,960,066	39,560,825
Cost of independent contractors	44,228,370	38,967,610	31,779,119
Operating supplies	28,146,337	25,965,633	30,216,514
Operating taxes and licenses	2,531,974	2,599,431	2,241,198
Insurance and claims	6,509,583	6,534,920	6,457,919
Communications and utilities	1,250,403	1,275,475	1,370,598
Depreciation and amortization	10,604,674	11,604,696	12,289,710
Gain on disposal of property and equipment, net	(478,988)	(468,321)	(525,808)
Other	2,117,041	1,614,719	1,950,109

Total operating expenses	132,274,922	125,054,229	125,340,184

OPERATING INCOME	2,070,730	2,738,167	2,219,410

OTHER (EXPENSE) INCOME:
Interest expense	(1,358,582)	(1,752,390)	(2,684,429)
Other income (expense)	390	(51,196)	63,357

Other expense, net	(1,358,192)	(1,803,586)	(2,621,072)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	712,538	934,581	(401,662)
PROVISION FOR INCOME TAXES	356,068	460,149	5,038

NET INCOME (LOSS)	$356,470	$474,432	$(406,700)

BASIC NET INCOME (LOSS) PER SHARE	$0.13	$0.18	$(0.14)

DILUTED NET INCOME (LOSS) PER SHARE	$0.12	$0.17	$(0.14)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	2,711,082	2,709,333	2,829,614

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	2,875,821	2,788,234	2,829,614

See accompanying notes to consolidated financial statements.

Boyd Bros. Transportation Inc.

Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2003, 2002 and 2001

			Additional
	Common	Share	Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2001	2,950,894	$4,070	$16,864,622	$18,451,689	$(8,137,959)	$27,182,422
Sale of common stock under employee stock purchase plan	6,950	—	—	(36,364)	49,825	13,461
Capital contribution	—	—	20,000	—	—	20,000
Purchase of treasury stock	(243,245)	—	—	—	(1,521,056)	(1,521,056)
Net loss	—	—	—	(406,700)	—	(406,700)

Balance, December 31, 2001	2,714,599	4,070	16,884,622	18,008,625	(9,609,190)	25,288,127
Sale of common stock under employee stock purchase plan	1,857	—	—	(8,616)	13,166	4,550
Purchase of treasury stock	(6,500)	—	—	—	(42,250)	(42,250)
Net income	—	—	—	474,432	—	474,432

Balance, December 31, 2002	2,709,956	4,070	16,884,622	18,474,441	(9,638,274)	25,724,859
Sale of common stock under employee stock purchase plan	2,002	—	—	(7,756)	14,196	6,440
Net income	—	—	—	356,470	—	356,470

Balance, December 31, 2003	2,711,958	$4,070	$16,884,622	$18,823,155	$(9,624,078)	$26,087,769

See accompanying notes to consolidated financial statements.

Boyd Bros. Transportation Inc.

Consolidated Statements of Cash Flows

For the years ended December 31,	2003	2002	2001
OPERATING ACTIVITIES:
Net income (loss)	$356,470	$474,432	$(406,700)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,604,674	11,604,696	12,289,710
Provision for bad debts	184,227	78,565	625,000
Gain on disposal of property and equipment, net	(478,988)	(468,321)	(525,808)
Net effect of sales-type leases on cost of independent contractors	(182,113)	(1,857,793)	(526,707)
Provision for (benefit from) deferred income taxes	99,868	(2,557,526)	33,359
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(593,677)	1,307,021	(40,159)
Other current assets	204,420	1,047,925	1,155,901
Deposits and other assets	(59,536)	125,581	(10,375)
Accounts payable - trade and interline	986,589	(964,498)	764,297
Accrued liabilities and other current liabilities	(755,543)	3,474,857	59,996

Net cash provided by operating activities	10,366,391	12,264,939	13,418,514

INVESTING ACTIVITIES:
Payments received on sales-type leases	3,740,063	3,622,436	2,288,643
Capital expenditures:
Revenue equipment	(11,184,162)	(7,366,910)	(1,642,936)
Other property and equipment	(622,550)	(602,969)	(1,234,350)
Proceeds from disposals of property and equipment	2,030,245	434,365	2,557,928

Net cash (used in) provided by investing activities	(6,036,404)	(3,913,078)	1,969,285

FINANCING ACTIVITIES:
Proceeds from sales of common stock	6,440	4,550	13,461
Proceeds from capital contribution	—	—	20,000
Purchase of treasury stock	—	(42,250)	(1,521,056)
Proceeds (payments) on line of credit	1,141,772	(210,540)	(839,291)
Proceeds from long-term debt	14,723,077	5,333,183	1,012,949
Principal payments on long-term debt	(20,210,316)	(15,365,745)	(13,125,688)

Net cash used in financing activities	(4,339,027)	(10,280,802)	(14,439,625)

Net (decrease) increase in cash and cash equivalents	(9,040)	(1,928,941)	948,174
CASH AND CASH EQUIVALENTS:
BEGINNING OF YEAR	292,514	2,221,455	1,273,281

END OF YEAR	$283,474	$292,514	$2,221,455

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the year for:
Interest	$1,684,085	$1,752,390	$2,684,429

Income taxes, net of refunds	$1,286,185	$1,252,497	$(1,508,026)

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Net investment in sales-type leases	$(3,043,318)	$(4,848,112)	$(1,065,389)

Dealer financed purchases of revenue equipment	$1,746,375	$4,470,471	$5,545,820

See accompanying notes to consolidated financial statements.

Boyd Bros Transportation, Inc.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of Operations - Boyd Bros. Transportation Inc. and its subsidiaries (the “Company”) are flatbed carriers, transporting a variety of products, primarily steel and building materials. The Company has authority to operate throughout the continental United States; however, its market generally encompasses the eastern two-thirds of the United States. The Company is headquartered in Clayton, Alabama and operates regional and satellite terminals in locations near interstate highways or customer facilities.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Boyd Logistics, Inc. (“Logistics”) and WTI Transport, Inc. (“WTI”). Boyd, Logistics and WTI are referred to herein collectively as the “Company”. All significant inter-company balances, transactions and stockholdings have been eliminated. Certain reclassifications have been made to prior periods to conform to the current period presented.

Use of Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are used when accounting for, among other areas, depreciation, allowance for doubtful accounts, valuation of long-lived tangible and intangible assets, accident claims and commitments and contingencies.

Revenue Recognition - Operating revenue and related costs, including revenue and costs related to the Company’s brokerage services, are recognized upon delivery of freight to customers provided that pervasive evidence of an arrangement exists, the contract price is fixed and determinable, and collectibility of the resulting receivables is probable.

Effective September 1, 2003, all gains recognized on sales-type lease transactions are deferred and amortized into income over the life of the lease, typically 36 — 42 months. Prior to that date, 10% of such gains were recognized at the time of sale. The increase in gain deferral was a result of continued driver turnover experienced in the Company’s owner-operator lease program.

Fuel Surcharges - Fuel surcharges in the amount of $4,726,209, $1,538,028 and $3,703,315 for fiscal years 2003, 2002 and 2001, respectively, are included in revenues in the accompanying consolidated statements of operations in accordance with Emerging Issues Task Force release 01-14, “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred.”

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, cash on deposit, and highly liquid investments with maturity of three months or less at purchase date.

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable are customer obligations due under normal trade terms. The Company sells its services primarily to manufacturers and consumers of building materials and related products. Senior management performs continuing credit evaluations of its customers’ financial condition and although the Company generally does not require collateral, letters of credit may be required from its customers in certain circumstances. The Company records an allowance for doubtful accounts based on specifically identified amounts that senior management believes to be uncollectible. The Company also records additional allowance based on certain percentages of its aged receivables, which are determined based on historical experience and the assessment of the general financial conditions affecting its customer base. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believes its allowance for doubtful accounts as of December 31, 2003 is adequate. However, actual write-offs might exceed the recorded allowance.

Short-Term Investments - Short-term investments, which consist of certificates of deposit with maturities of three to twelve months, are stated at cost, which approximates market.

Boyd Bros Transportation, Inc.
Notes to Consolidated Financial Statements

Property and Equipment - Property and equipment are stated at the lower of fair value or cost. Depreciation is computed using the straight-line method at rates intended to distribute the cost of the assets, less estimated salvage values, over their estimated service lives as follows:

Years
Land improvements	15
Buildings	5-30
Revenue equipment	4-7
Other equipment	3-10
Leasehold improvements	3-20

Depreciation is computed using accelerated methods for income tax purposes. Revenue equipment salvage values are based on current market trade-in values. Expenditures which significantly increase values or extend useful lives of property and equipment are capitalized; whereas, those for normal maintenance and repairs are expensed. Gains and losses on disposal of property and equipment are reflected in operations in the period of disposal.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived assets.

Revenue Equipment Held for Lease - Revenue equipment held for lease and not in use is stated at cost, less accumulated depreciation, which approximates net realizable value. Depreciation expense is suspended while the asset is in revenue equipment held for lease.

Goodwill - In June 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No.142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. This statement also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No.142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually.

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

The Company adopted SFAS Nos. 141 and 142 on January 1, 2002 and, accordingly, ceased amortization of goodwill at that time. Goodwill amortization expense of $223,800 was included in the consolidated financial statements for the year ended December 31, 2001. Had goodwill amortization expense not been recognized in that year, loss per share would have decreased from $(0.14) per share to $(0.07) per share for the year ended December 31, 2001.

The following table presents the impact of SFAS No. 142 on operating income and net loss, as if it had been in effect for the year ended December 31, 2001.

2001
Operating income, as reported	$2,219,410
Add back: Goodwill amortization	223,800

Adjusted operating income	$2,443,210

Net loss, as reported	$(406,700)
Add back: Goodwill amortization	223,800
Tax effect	—

Adjusted net loss	$(182,900)

Boyd Bros Transportation, Inc.
Notes to Consolidated Financial Statements

As of June 30, 2002, the Company completed the first phase of transitional testing for the potential impairment of goodwill in the amount of $3,452,446, relating to its WTI subsidiary. This goodwill impairment test is completed annually on October 1 unless events or evidence exist that would significantly alter amounts used in the annual calculation. The Company uses a multiple of EBITDA (earnings before interest, tax, depreciation and amortization expenses) in evaluating the fair value of WTI. This was consistent with the valuation method used in calculating the original purchase price of WTI in 1997. Based on results of current year impairment testing, the Company determined there was no impairment of goodwill that should be included in the accompanying financial statements. At December 31, 2003, the net book value recorded for goodwill related to WTI was $3,452,446.

Earnings Per Share - In accordance with SFAS No. 128, “Earnings per Share”, the Company reports two separate net income (loss) per share numbers, basic and diluted, for all periods presented. These per share amounts have been computed using the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share amounts are presented to include the effect of potentially dilutive securities.

The following is a reconciliation from basic earnings per share to diluted earnings (loss) per share for each of the periods presented:

	For the years ended December 31,
	2003	2002	2001
Numerator:
Net income (loss)	$356,470	$474,432	$(406,700)
Denominator:
Basic weighted-average shares outstanding	2,711,082	2,709,333	2,829,614
Effect of dilutive stock options	164,739	78,901	—

Diluted weighted-average shares outstanding	2,875,821	2,788,234	2,829,614
Basic earnings per share	$0.13	$0.18	$(0.14)
Diluted earnings per share	$0.12	$0.17	$(0.14)

Options amounting to 85,200 that could potentially dilute basic net income (loss) per share in the future were not included in the computation of diluted net income (loss) per share for the year ended December 31, 2001 because to do so would have been anti-dilutive.

Stock Options- The Company adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which was originally provided under SFAS No. 123. The Statement also improves the timeliness of disclosures by requiring the information be included in interim, as well as annual, financial statements. The adoption of these disclosure provisions did not have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

The Company has a stock option plan (the “Plan”) that provides for the granting of stock options to key employees, executive officers and directors. An aggregate of 500,000 shares of the Company’s common stock are reserved for this Plan. The options are exercisable in increments over a five-year period beginning on the first anniversary of the grant and will expire ten years after the date of the grant. No options were exercised in 2003 or in 2002.

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

Boyd Bros Transportation, Inc.
Notes to Consolidated Financial Statements

Had compensation cost been determined based upon the fair value at the grant date for awards under the Plan consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma net (loss) income and net (loss) income per share would have differed from the amounts reported as follows:

For the Years ended December 31,	2003	2002	2001
Net income (loss), as reported	$356,470	$474,432	$(406,700)
Stock-based employee compensation expense determined under fair value basis, net of tax	(276,882)	(388,892)	(322,067)

Pro forma net income (loss)	$79,588	$85,540	(728,767)

Earnings per share:
Basic -as reported	$0.13	$0.18	$(0.14)
Basic -pro forma	$0.03	$0.03	$(0.26)
Diluted -as reported	$0.12	$0.17	$(0.14)
Diluted -pro forma	$0.03	$0.03	$(0.26)

The weighted-average fair value per share for options granted was $2.20 and $1.98 for the years ended December 31, 2002 and 2001, respectively. No options were granted in 2003. The fair value was estimated at the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001
Risk-free interest rate	4.6%	4.6%
Dividend yield	0.0%	0.0%
Expected volatility	104.4%	82.4%
Weighted average expected life (in years)	6	6

Income Taxes - The Company accounts for income taxes under the asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than possible enactments of changes in the tax laws or rates.

Fair Value of Financial Instruments - The carrying value of the Company’s cash equivalents, short-term investments, trade receivables, short-term lease receivables, trade payables and accrued expenses approximates fair value because of the short-term nature of these instruments. The fair value of long-term sales-type lease receivables and long-term debt approximates its carrying value and are estimated using a discounted cash flow analysis. Discounted cash flows for long-term debt are based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

Recent Accounting Pronouncements - In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” and in December 2003, a revised interpretation was issued (FIN No. 46, as revised) which addresses consolidation by business enterprises of variable interest entities that have certain characteristics. In general, FIN No. 46, as revised, requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. An entity that meets this definition is considered the “primary beneficiary.” FIN No. 46, as revised, requires disclosures about variable interest entities by the primary beneficiary and an enterprise that holds significant variable interests in a variable interest entity but is not the primary beneficiary. FIN No. 46, as revised, provides for exceptions to the scope of this interpretation including transfers to qualifying special purpose entities subject to the reporting of Statement No. 140, which would not be consolidated. FIN No. 46, as revised applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after January 31, 2003. FIN No. 46, as revised, applies in the first fiscal year, or interim period, beginning after December 15, 2003 to variable interests entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This statement did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“Statement No. 150”). Statement No. 150

Boyd Bros Transportation, Inc.
Notes to Consolidated Financial Statements

establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments previously were classified in financial statements as equity. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of Statement No. 150 did not have a material impact on the Company’s consolidated financial statements.

There were no other recently issued accounting pronouncements with delayed effective dates that would currently have a material impact on the Company’s consolidated financial position and results of operations.

Reclassifications — Certain previously reported amounts have been reclassified to conform to the current period presentation.

2. Leases

Lessee

Operating Leases — The Company leases certain terminal buildings, land and equipment on a month-to-month basis. The lease agreements generally require the Company to pay taxes, insurance and normal maintenance for the facilities. Future minimum lease payments under all operating leases are insignificant.

Total rental expense for all operating leases was $208,504, $139,158 and $170,741, for the years ended December 31, 2003, 2002 and 2001, respectively.

Lessor

Sales-Type Leases — The Company leases revenue equipment to certain of its owner-operators and accounts for these transactions as sales-type leases. These receivables have terms of three and one-half to four years and are collateralized by a security interest in the related revenue equipment. Certain revenue equipment under these leases has a guaranteed residual value from the vendor that will be redeemed by the Company at the end of the lease term.

The components of the net investment in sales-type leases at December 31, 2003 and 2002 are as follows:

	2003	2002
Minimum lease receivable	$12,107,876	$12,643,883
Allowance for uncollectible receivables	(1,889,546)	(2,141,106)

Net minimum lease receivable	10,218,330	10,502,777
Unearned interest income	(2,598,497)	(2,368,312)

Net investment in sales-type leases	7,619,833	8,134,465
Less current portion	(2,217,101)	(1,427,617)

Net amount due after one year	$5,402,732	$6,706,848

Future minimum lease rentals for sales-type leases are as follows:

Year	Amount
2004	$3,994,315
2005	3,572,779
2006	2,895,534
2007	1,645,248

Total	$12,107,876

Gains on disposition of revenue equipment leased to owner-operators, interest income on these leases, and provisions for bad debts related to sales-type leases are included as components of cost of independent contractors in the accompanying consolidated statements of operations. The income from these items totaled $182,113, $1,857,793 and $526,707, for the years ended December 31, 2003, 2002 and 2001, respectively.

Boyd Bros Transportation, Inc.
Notes to Consolidated Financial Statements

Operating Leases - The Company leases revenue equipment to certain of its owner-operators and accounts for these transactions as operating leases. These leases have terms of three to three and one-half years. The revenue equipment under these leases had a cost of $302,521 and $664,519, and accumulated depreciation of $179,111 and $295,302 at December 31, 2003 and 2002, respectively. Total rental income from operating leases was $257,188, $384,946 and $328,331 for the years ended December 31, 2003, 2002 and 2001, respectively, and is included as a component of cost of independent contractors in the accompanying Consolidated Statements of Operations. Future minimum lease rentals for operating leases are not significant.

3. Borrowing Arrangements

Long-term debt at December 31, 2003 and 2002 is summarized as follows:

	2003	2002
Revenue equipment obligations:
LIBOR plus 2.50% (3.67% - 2003 and 3.63% - 2002) Notes payable to banks in monthly installments through September 2008	$10,930,398	$8,519,700
LIBOR plus 1.25% subject to 3.625% minimum (3.625% - 2003 and 2002) Notes payable to banks in monthly installments through July 2009	4,954,472	8,541,151
LIBOR plus 2.35% (3.52% - 2003) Notes payable to banks in monthly installments through May 2008	3,056,993	—
LIBOR plus 2.38% (3.55% - 2003 and 4.15% - 2002) Notes payable to banks in monthly installments through June 2007	2,248,846	2,878,004
Fixed rate of 5.00% Notes payable to finance company in monthly installments through January 2008	1,617,009	—
Fixed rate of 5.60% Notes payable to finance company in monthly installments through March 2007	1,574,035	539,939
LIBOR plus 2.00% (3.16% - 2003 and 3.82% - 2002) Notes payable to banks in monthly installments through November 2006	767,826	1,436,593
Fixed rate of 5.75% Notes payable to finance company in monthly installments through July 2007	556,486	8,090,630
LIBOR plus 2.85% (4.02% - 2003) Notes payable to banks in monthly installments through May 2009	516,245	—
LIBOR plus 1.75% (3.515% - 2003) Notes payable to banks in monthly installments through February 2008	317,294	—
Other obligations:
LIBOR plus 1.50% (2.678% - 2003 and 2.93% - 2002) Note payable to bank in monthly installments through February 2006	3,344,097	3,618,548

Total	29,883,701	33,624,565
Less current maturities	10,498,666	14,488,695

Long-term debt	$19,385,035	$19,135,870

Boyd Bros Transportation, Inc.
Notes to Consolidated Financial Statements

Revenue equipment obligations are collateralized by revenue equipment. Other obligations are collateralized by the Birmingham, Alabama terminal building.

The notes payable to banks bear interest ranging from LIBOR plus 1.25% to LIBOR plus 2.85% based on the Company’s level of cash flows as defined in their loan agreements.

Long-term debt is scheduled to mature as follows:

Year	Amount
2004	$10,498,666
2005	5,882,344
2006	5,276,276
2007	6,486,953
2008	1,432,201
Thereafter	307,261

Total	$29,883,701

The Company also has a $2,500,000 line of credit under a commercial revolving note expiring May 25, 2004, bearing interest at the bank’s prime rate (4.0% at December 31, 2003) minus 0.25% and collateralized by trade accounts receivable and other working capital asset items. The line had an outstanding balance of $1,141,772 at December 31, 2003 with availability of $1,358,228.

Covenants under these loan agreements require the Company, among other things, to maintain tangible net worth, as defined, and to maintain certain financial ratios. On January 23 and February 23, 2004, the Company received two waivers from two of its lenders due to non-compliance with its cash flow ratio and for exceeding annual capital expenditure limits. Management anticipates the Company will be in compliance with these covenants in 2004.

4. Commitments and Contingencies

Self-Insurance Accruals — At December 31, 2003, the Company is self-insured as follows:

	Retention Amount
	Per Occurrence
Workers’ compensation	$500,000
Liability — body injury	$750,000	*
Liability — property damage	$750,000	*
Employee medical and hospitalization	$175,000	**
Cargo loss and damage	$750,000	*
General liability	$750,000	*
Environmental losses	No limit

*	These coverages are all included in one retention amount per occurrence. Maximum retention is $750,000 per occurrence.

**	Retention amount is per person per year.

The above retention amounts represent rates that were negotiated with the Company’s insurance carriers at June 30, 2003. Retention amounts under other previous insurance programs may vary from those stated above. At December 31, 2003, the Company has recorded liabilities for retention amounts related to claims under previous insurance coverage. From July 1, 2000 through June 30, 2002, the Company had a retention amount per occurrence under workers’ compensation of $250,000. Prior to June 30, 2000, workers’ compensation insurance was provided under fully insured policies.

The Company currently self-insures for a portion of the claims exposure resulting from cargo loss, personal injury, and property damage, combined up to $750,000 per occurrence, effective July 1, 2003. In addition, costs above the $750,000 self-insured amount, up to the Company’s coverage amount of two million dollars, will be shared by the

Boyd Bros Transportation, Inc.
Notes to Consolidated Financial Statements

Company at a rate of thirty-three percent. Costs and claims in excess of the Company’s coverage amount of two million dollars will be borne solely by the Company. Also, effective July 1, 2003, the health insurance self-insurance level is $175,000 per person per year.

The liabilities for self-insurance are accrued based on claims incurred, with liabilities for unsettled claims and claims incurred but not yet reported being estimated based on management’s evaluation of the nature and severity of individual claims and the Company’s past claims experience.

A Company driver was involved in an accident in the first quarter of 2002 that resulted in a third party fatality. Company drivers were also involved in five motor vehicle accidents resulting in fatalities during 2003, one of which involved personal injury to three individuals. During the first quarter of 2002, the self-insured amount for cargo loss personal injury, and property damage, combined was $500,000 per occurrence, which would be the amount applicable to the accident during the first quarter of 2002. The self-insured amount for the two accidents in the first half of 2003 was $750,000, with the Company also responsible for its shared amount of 50% of any amounts between $750,000 and the $2 million insurance coverage and all amounts in excess of the insured amount. The company was involved in three accidents involving fatalities during the third quarter of 2003. The self-insured amount relating to these accidents is $750,000, with the Company also responsible for its shared amount of 33% of any amounts in excess of $750,000 up to $2 million insurance coverage and all amounts in excess of the insured amount.

Each of these accidents, taken separately, has the potential to cause the Company to reach its total per occurrence retention amount for insurance purposes. To date, five lawsuits have been filed against the Company with respect to the fatalities arising from these accidents. If the Company is ultimately found to have some liability for one or more of these accidents, the Company would seek to pay or structure payments of the amount due from its operating cash flows and, if needed, additional bank financing. Although the Company does not expect this to occur, it is possible that liability resulting from these accidents could exceed the Company’s operating cash flows and available financing. Therefore, there can be no assurance that the Company’s operations and financial condition would not be materially affected if the Company were found to have liability for one or more of these accidents. If insurance premiums continue to increase, and the Company is unable to offset the increase with higher freight rates, the Company’s operations and financial condition could be adversely affected.

Letters of Credit — The Company has outstanding letters of credit at December 31, 2003 totaling approximately $6.3 million to cover liability insurance claims and claims related to its previous self-insured workers’ compensation program, and to purchase revenue equipment.

Employee Benefit Plan — The Company has a contributory 401(k) retirement plan, which covers employees who elect to participate and meet certain eligibility requirements. The amounts charged to operations related to this plan for the years ended December 31, 2003, 2002 and 2001 were $222,285, $241,940 and $226,731, respectively.

Litigation — As discussed above, Company drivers were involved in a motor vehicle accident in the first quarter of 2002, two accidents in the first half of 2003, and three accidents in the third quarter of 2003 that resulted in third party fatalities. Five suits have been filed against the Company with respect to these matters. Each of these matters is in the preliminary stage; therefore, it is not possible for management to fully assess the potential liability of the Company in these matters. However, based on currently available information, it is the view of management that, in the event the Company is ultimately found to have some liability for one or more of these accidents, operating cash flows, insurance proceeds and, if needed, additional bank financing would be sufficient to cover any amounts payable. However, the potential exists for unanticipated material adverse judgments against the Company. The Company has provided for its best estimate of losses on these claims at December 31, 2003 in the accompanying consolidate balance sheet.

The Company is a party from time to time to various legal proceedings that are incidental to its business. Certain of these cases filed against the Company and other companies engaged in businesses similar to the Company often allege, among other things, personal injury and property damage. These types of suits sometimes seek the imposition of large amounts of compensatory and punitive damages and trials by juries. In the opinion of the Company’s management, the ultimate liability, if any, with respect to the proceedings in which the Company is currently involved is not presently expected to have a material adverse effect on the Company. However, the potential exists for unanticipated material adverse judgments against the Company.

Boyd Bros Transportation, Inc.
Notes to Consolidated Financial Statements

5. Stockholders’ Equity

Preferred Stock — The Board of Directors is authorized to issue, at its discretion, up to 1,000,000 shares of preferred stock at par value of $.001. The terms and conditions of the preferred stock are to be determined by the Board of Directors. At December 31, 2003 and 2002, none was outstanding.

Employee Stock Purchase Plan — The Company has an Employee Stock Purchase Plan under which 175,000 shares of the Company’s common stock may be issued to eligible employees at a price equal to the lesser of 90% of the market price of the stock as of the first or last day of the offering periods (as defined). Employees may elect to have a portion of their compensation withheld, subject to certain limits, to purchase the Company’s common stock. The expense associated with this plan in 2003, 2002 and 2001 was insignificant.

Stock Option Plan — The Company has a stock option plan (the “Plan”) that provides for the granting of stock options to key employees, executive officers and directors. An aggregate of 500,000 shares of the Company’s common stock are reserved for this Plan. The options are exercisable in increments over a five-year period beginning on the first anniversary of the grant and will expire ten years after the date of the grant. No options were exercised in 2003, 2002, and 2001. Options vest 100% immediately if the market price is double the issuance price for three consecutive days. Due to this vesting policy, 10,000 options vested fully on August 7, 2003 and 355,450 vested fully on September 9, 2003.

Information regarding the Plan is summarized below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2000	408,300	$9.62
Granted	20,000	2.55
Terminated	(343,100)	9.54

Outstanding at December 31, 2001	85,200	8.28
Granted	390,450	2.67

Outstanding at December 31, 2002	475,650	3.67
Terminated	26,200	2.83

Outstanding at December 31, 2003	449,450	$3.64

Options exercisable at December 31, 2001	65,650	$7.75
Options exercisable at December 31, 2002	83,600	$7.33
Options exercisable at December 31, 2003	445,600	$3.58

The following table summarizes information concerning stock options outstanding and options exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number of	Remaining	Average	Number of	Average
Exercise	Shares	Contractual	Exercise	Shares	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$2.00 - $ 6.00	389,950	8.0	$2.66	389,950	$2.66
$6.00 - $11.00	59,500	3.0	$10.05	55,650	$10.04

	449,450	7.4	$3.64	445,600	$3.58

Boyd Bros Transportation, Inc.
Notes to Consolidated Financial Statements

6. Income Taxes

The provision for income taxes for the years ended December 31, 2003, 2002 and 2001 consisted of the following:

	2003	2002	2001
Current:
Federal	$231,434	$2,660,536	$(24,428)
State	24,766	357,139	(3,893)

Total current provision (benefit)	256,200	3,017,675	(28,321)
Deferred:
Federal	83,589	(2,362,812)	21,990
State	16,279	(194,714)	11,369

Total deferred (benefit) provision	99,868	(2,557,526)	33,359

Total provision for income taxes	$356,068	$460,149	$5,038

Total income tax provisions for 2003, 2002 and 2001 are different from the amount that would be computed by applying the statutory federal income tax rate of 34% to income before income taxes. The reasons for this difference are as follows:

	2003	2002	2001
Income tax provision (benefit) at expected federal income tax rate	$242,263	$317,758	$(136,565)
State income taxes, net of federal tax effect	27,090	107,201	4,934
Nondeductible operating expenses	11,186	10,419	15,394
Nondeductible fines and penalties	33,136	9,832	34,546
Nondeductible acquisition costs	22,441	22,441	22,441
Nondeductible goodwill amortization	—	—	76,502
Other	19,952	(7,502)	(12,304)

	$356,068	$460,149	$5,038

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The sources of the Company’s deferred tax liabilities and assets as of December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax liabilities:
Tax over book depreciation	$12,333,267	$12,179,379
Prepaid expenses deductible when paid	470,683	476,943

Total deferred tax liabilities	$12,803,950	$12,656,322

Deferred tax assets:
Accrued self insurance claims	$2,058,059	$1,750,732
Other accrued expenses not deductible until paid	28,470	117,519
Allowance for losses on receivables	840,045	962,681
State NOL carryforward	—	45,492
Other	33,937	36,327

Total deferred tax assets	2,960,511	2,912,751

Net deferred tax liabilities	$9,843,439	$9,743,571

The above amounts are reflected in the accompanying consolidated balance sheets as:

	2003	2002
Current assets	$2,571,959	$2,378,688
Noncurrent liabilities	(12,415,398)	(12,122,259)

Net deferred tax liabilities	$9,843,439	$9,743,571

Boyd Bros Transportation, Inc.
Notes to Consolidated Financial Statements

7. Major Customers

The Company’s largest 25, 10 and 5 customers, predominately within the Boyd division, accounted for approximately 50%, 35% and 25%, respectively, of the Company’s consolidated revenues during the year ended December 31, 2003. Many of the Company’s largest 25 customers are publicly-held companies. The Company does not believe that it is dependent upon any single customer. Sales to the Company’s largest customer amounted to 12%, 10% and 10%, of consolidated operating revenues during 2003, 2002 and 2001, respectively. Customers in the steel industry accounted for 24%, 39% and 42% of the Company’s consolidated operating revenues for the years ended December 31, 2003, 2002 and 2001, respectively.

8. Segment Information

The Company has three reportable segments: the Boyd division (“Boyd”), the Logistics division (“Logistics”), and the WTI division (“WTI”). Boyd is a flatbed carrier that hauls primarily steel and building products throughout most of the continental United States, and operated an average of 711 trucks during 2003. Boyd averaged 522 company drivers and 189 owner-operators during 2003. Logistics brokers freight by identifying external shipping needs and matching available external carrier resources to those needs. This division requires minimal overhead and capital resources and provides a service through logistically coordinating needs for carriers to available carriers and scheduling the services to be provided. All carriers brokered through Logistics are responsible for maintaining proper insurance coverage and are required to provide proof of such coverage prior to brokerage of a load. WTI is a flatbed carrier that hauls steel and roofing products, primarily in the eastern two-thirds of the United States, and operated an average of 216 tractors during 2003. WTI averaged 36 company drivers and 180 owner-operators during 2003. Due to the significant growth of Logistics, and the operating characteristics that differentiate it from the Boyd and WTI divisions, management now views Logistics as a separate reportable segment. The Company formed a new subsidiary that contains the assets and liabilities of the Logistics’ operations.

Segment reporting information is as follows:

Boyd Bros Transportation, Inc.
Notes to Consolidated Financial Statements

				Intersegment
	Boyd	Logistics	WTI	Eliminations	Total
Results of Operations
Year Ended December 31, 2003
Operating revenues	$99,909,480	$9,570,777	$24,865,395	—	$134,345,652
Operating expenses	98,757,340	9,099,562	24,418,020	—	132,274,922
Operating income	1,152140	471,215	447,375	—	2,070,730
Operating ratio	98.8%	95.1%	98.2%	—	98.5%
Year Ended December 31, 2002
Operating revenues	$99,761,284	$7,086,596	$20,944,516	—	$127,792,396
Operating expenses	98,131,894	6,680,625	20,241,710	—	125,054,229
Operating income	1,629,390	405,971	702,806	—	2,738,167
Operating ratio	98.4%	94.3%	96.6%	—	97.9%
Year Ended December 31, 2001
Operating revenues	$104,266,025	3,853,497	$19,587,412	$(147,340)	$127,559,594
Operating expenses	100,941,389	3,821,081	20,725,054 (a)	(147,340)	125,340,184
Operating income (loss)	3,324,636	32,416	(1,137,642)	—	2,219,410
Operating ratio	96.9%	99.2%	105.8%	—	98.3%
Identifiable Assets
As of December 31, 2003
Cash and cash equivalents	$116,141	—	$167,333	—	$283,474
Property and equipment	47,804,787	310,784	4,291,190	—	52,406,761
Goodwill, net	14,300	—	3,452,446	—	3,466,746
Capital expenditures	13,348,312	90,249	114,526	—	13,553,087
Total assets	72,230,246	904,813	6,735,025	—	79,870,084
Long-term debt, including current maturities	28,281,728	—	1,601,973	—	29,883,701
As of December 31, 2002
Cash and cash equivalents	$97,157	—	$195,357	—	$292,514
Property and equipment	49,978,922	293,208	4,452,362	—	54,724,492
Goodwill, net	—	—	3,452,446	—	3,452,446
Capital expenditures	12,221,777	106,345	112,228	—	12,440,350
Total assets	75,437,558	648,542	5,495,981	—	81,582,081
Long-term debt, including current maturities	31,551,103	—	2,073,462	—	33,624,565
As of December 31, 2001
Cash and cash equivalents	$943,574	—	$1,277,881	—	$2,221,455
Property and equipment	54,486,189	254,659	3,772,426	—	58,513,274
Goodwill, net	—	—	3,452,446	—	3,452,446
Capital expenditures	7,128,629	383,080	911,397	—	8,423,106
Total assets	80,197,988	594,615	5,290,903	—	86,083,506
Long-term debt, including current maturities	37,587,257	—	1,599,399	—	39,186,656

(a)	Amounts for 2001 included goodwill amortization expense of $223,800. Upon the adoption of SFAS No. 142 on January 1, 2002, the Company ceased amortization of goodwill.

Boyd Bros Transportation, Inc.
Notes to Consolidated Financial Statements

9. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002 (in thousands, except per share data). The summary of quarterly earnings per share may not agree with annual earnings per share.

	2003
	March 31,	June 30,	September 30,(a)	December 31,
Operating revenues	$32,577	$34,368	$34,123	$33,278
Operating income (loss)	338	1,414	(428)	747
Net income (loss)	4	645	(421)	128
Basic net income (loss) per share	0.00	0.24	(0.16)	0.05
Diluted net income (loss) per share	0.00	0.23	(0.16)	0.04

	2002
	March 31,	June 30,	September 30,	December 31,
Operating revenues	$30,633	$33,059	$33,618	$30,482
Operating income (loss)	(55)	1,530	1,342	(79)
Net income (loss)	(288)	607	495	(340)
Basic net (loss) income per share	(0.11)	0.22	0.18	(0.13)
Diluted net (loss) income per share	(0.11)	0.22	0.18	(0.13)

(a)	The third quarter of 2003 included an increase in the provision for potential bad debts on owner-operator leases of approximately $460,000.

10. Proposed Merger

On December 31, 2003, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of December 31, 2003 (the “Merger Agreement”), which sets forth the terms and conditions of the proposed acquisition (the “Merger”) of the Company by BBT Acquisition Corporation, a Delaware corporation (“BBT Corp.”) controlled by Dempsey Boyd, the founder and former Chairman and CEO of the Company, his daughter, Gail B. Cooper, the current President and CEO of the Company, his daughter, Ginger B. Tibbs, the current Secretary/Treasurer of the Company, and his wife, Frances S. Boyd.

Under the terms of the Merger Agreement, stockholders of the Company (other than BBT Corp. and the Boyd family members) will receive $7.00 per share, in cash, for each outstanding share of Company Common Stock owned by such stockholders. The transaction is structured as a forward merger in which BBT Corp. will merge with and into the Company, with the Company continuing as the surviving corporation. The boards of directors of each of the Company and BBT Corp. have unanimously approved the Merger Agreement and the Merger. In the case of the Company’s Board, the approval follows the unanimous recommendation of a special committee of outside directors of the Company that was formed to evaluate and respond to the original proposal of Mr. Boyd and Ms. Cooper.

Completion of the proposed merger between the Company and BBT Acquisition Corporation is conditioned upon, among other things, the availability of sufficient funds for BBT Acquisition Corporation to acquire the outstanding shares of common stock of the Company. BBT Acquisition Corporation anticipates that the merger would be funded from a bank financing in the form of (i) an approximately $13 million revolving line of credit, and (ii) a $40 million term loan. The merger financing would include a refinancing of all of the Company’s outstanding debt as described above. The Company and BBT Acquisition Corporation are currently involved in the negotiation of a definitive commitment to finance the merger. As of December 31, 2003, the Company had a receivable for approximately $181,000 due from BBT Acquisition Corporation for payment of expenses including, but not limited to, legal fees and valuations associated with the transaction.

Boyd Bros Transportation, Inc.
Notes to Consolidated Financial Statements

The Merger is subject to (i) approval by the holders of a majority of the outstanding shares of the Company’s Common Stock which are outstanding as of the record date for the special meeting of the Company’s stockholders to be called to consider the Merger, (ii) the completion of the financing arrangements necessary to consummate the Merger, and (iii) certain other closing conditions.

Boyd Bros. Transportation Inc.
Index to Consolidated Financial Statements Schedule

Report of Independent Certified Public Accountants	F-21
Schedule II — Valuation and Qualifying Accounts and Reserves	F-22

Report of Independent Certified Public Accountants

Boyd Bros Transportation, Inc.
Clayton, Alabama

The audits referred to in our report dated February 12, 2004, except for Note 3, which is as of February 23, 2004 relating to the consolidated financial statements of Boyd Bros. Transportation, Inc., which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Atlanta, Georgia
February 12, 2004

SCHEDULE II
BOYD BROS. TRANSPORTATION INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Three Fiscal Years Ended December 31, 2003
(in Thousands)

		Additions	Additions
	Balance	Charged to	Charged to
	Beginning	Costs and	Other		Balance at
Description	Of Year	Expenses	Accounts	Deduction(a)	End of Year
Allowance for doubtful accounts- deducted from trade receivables in the balance sheet
Year ended December 31, 2003	$341	$184	$—	$202	$323

Year ended December 31, 2002	$319	$79	$—	$57	$341

Year ended December 31, 2001	$276	$625	$—	$582	$319

		Additions
	Balance at	Charged to
	Beginning	Costs and		Balance at
Description	Of Year	Expenses	Deductions(a)	End of Year
Allowance for uncollectible receivables related to sales-type leases -deducted from investment in sales-type leases in the balance sheet
Year ended December 31, 2003	$2,141	$7,045	$7,296	$1,890

Year ended December 31, 2002	$1,590	$6,788	$6,237	$2,141

Year ended December 31, 2001	$678	$2,738	$1,826	$1,590

(a)	Uncollectible accounts written off.