Form 10-Q
period 2004-03-31
BOYD BROS TRANSPORTATION INC
filed 2004-05-17
CIK 920907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filter (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2004.

Common Stock, $.001 Par Value	2,711,958

(Class)	(Number of Shares)

BOYD BROS. TRANSPORTATION INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	DECEMBER 31,
	2004	2003
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,753	$283,474
Accounts receivable, less allowance for doubtful accounts of $338,426 (2004) and $323,426 (2003):
Trade and interline	11,795,122	9,415,968
Other	942,565	620,366
Current portion of net investment in sales-type leases	2,199,402	2,217,101
Parts and supplies inventory	737,914	677,899
Prepaid licenses and permits	204,212	487,586
Other prepaid expenses	786,747	952,751
Deferred and refundable income taxes	2,630,875	2,571,959

Total current assets	19,316,590	17,227,104

PROPERTY AND EQUIPMENT:
Land and land improvements	2,952,576	2,952,576
Buildings	7,976,061	7,976,061
Revenue equipment	63,620,810	63,005,857
Other equipment	13,114,616	12,991,961
Leasehold improvements	386,384	386,384

Total	88,050,447	87,312,839
Less accumulated depreciation and amortization	35,979,518	34,906,078

Property and equipment, net	52,070,929	52,406,761

OTHER ASSETS:
Net investment in sales-type leases	4,711,465	5,402,732
Goodwill, net of accumulated amortization of $912,077	3,466,746	3,466,746
Revenue equipment held for lease	399,693	981,974
Deposits and other assets	624,980	384,767

Total other assets	9,202,884	10,236,219

TOTAL	$80,590,403	$79,870,084

See notes to unaudited consolidated financial statements.

BOYD BROS. TRANSPORTATION INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	DECEMBER 31,
	2004	2003
	(UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable - trade and interline	4,516,799	3,362,064
Line of credit	2,149,514	1,141,772
Accrued liabilities:
Self-insurance claims	5,502,747	5,480,194
Salaries and wages	816,589	338,503
Other	920,153	1,160,683
Current maturities of long-term debt	8,758,440	10,498,666

Total current liabilities	22,664,242	21,981,882
LONG-TERM DEBT	19,039,027	19,385,035
DEFERRED INCOME TAXES	12,415,398	12,415,398

Total liabilities	54,118,667	53,782,315

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value - 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value - 10,000,000 shares authorized; 4,069,640 shares issued; 2,711,958 shares outstanding at March 31, 2004 and December 31, 2003, respectively	4,070	4,070
Additional paid-in capital	16,884,622	16,884,622
Retained earnings	19,207,122	18,823,155
Treasury stock at cost; 1,357,682 shares at March 31,2004 and December 31, 2003	(9,624,078)	(9,624,078)

Total stockholders’ equity	26,471,736	26,087,769

TOTAL	$80,590,403	$79,870,084

     See notes to unaudited consolidated financial statements.

BOYD BROS. TRANSPORTATION INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2004	2003
OPERATING REVENUES	$34,617,390	$32,577,476

OPERATING EXPENSES:
Salaries, wages and employee benefits	10,127,732	9,288,776
Cost of independent contractors	10,554,994	10,545,354
Operating supplies	7,902,504	6,931,122
Operating taxes and licenses	611,789	601,614
Insurance and claims	1,090,769	1,282,399
Communications and utilities	271,888	331,847
Depreciation and amortization	2,659,397	2,694,053
Loss on disposition of property and equipment, net	1,142	—
Other	497,857	564,322

Total operating expenses	33,718,072	32,239,487

OPERATING INCOME	899,318	337,989

OTHER INCOME (EXPENSES):
Interest income	330	4,798
Interest expense	(257,705)	(308,420)
Other income (expenses)	5,690	(27,517)

Other expenses, net	(251,685)	(331,139)

INCOME BEFORE PROVISION FOR INCOME TAXES	647,633	6,850
PROVISION FOR INCOME TAXES	263,666	2,665

NET INCOME	$383,967	$4,185

BASIC NET INCOME PER SHARE	$0.14	$0.00

DILUTED NET INCOME PER SHARE	$0.13	$0.00

AVERAGE SHARES OUTSTANDING	2,711,958	2,710,665

AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	2,950,653	2,842,739

See notes to unaudited consolidated financial statements.

BOYD BROS. TRANSPORTATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Three Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES:
Net income	$383,967	$4,185
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,659,397	2,694,053
Provision for bad debts	15,000	21,960
Net effect of sales-type leases on cost of independent contractors	(291,621)	(267,856)
Loss on disposal of property and equipment, net	1,142	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(2,716,353)	(2,444,475)
Other current assets	330,447	450,461
Deposits and other assets	(14,926)	—
Accounts payable- trade and interline	1,154,735	3,497,162
Accrued liabilities and other current liabilities	260,109	(1,145,538)

Net cash provided by operating activities	1,781,897	2,809,952

INVESTING ACTIVITIES:
Payments received on sales-type leases	1,040,202	784,459
Capital expenditures:
Revenue equipment	(524,649)	(585,859)
Other equipment	(156,719)	(208,395)
Proceeds from disposals of property and equipment	232,340	—

Net cash used in investing activities	591,174	(9,795)

FINANCING ACTIVITIES:
Proceeds from sales of common stock	—	2,151
Proceeds from line of credit - net	1,007,742	473,747
Proceeds from long-term debt	—	382,060
Principal payments on long-term debt	(3,644,534)	(3,754,442)

Net cash used in financing activities	(2,636,792)	(2,896,484)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(263,721)	(96,327)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	283,474	292,514

BALANCE AT END OF PERIOD	$19,753	$196,187

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for :
Income taxes, net of refunds	$123,942	$1,637,989

Interest	$257,705	$308,420

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Net investment in sales-type leases	$39,615	$127,993

Dealer financed purchases of revenue equipment	$1,558,300	$—

See notes to unaudited consolidated financial statements.

BOYD BROS. TRANSPORTATION INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying consolidated financial statements have been prepared in compliance with Form 10-Q instructions and, thus, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements reflect all adjustments, including those of a normally recurring nature, necessary to present fairly the results of the reported interim periods. Interim results are not necessarily indicative of results for a full year. The statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Company’s latest annual report on Form 10-K.

2. Principles of Consolidation

The consolidated financial statements include the accounts of Boyd Bros. Transportation Inc. and its wholly owned subsidiaries, Boyd Logistics, Inc. (“Logistics”) and WTI Transport, Inc. (“WTI”). Boyd, Logistics, and WTI are referred to herein collectively as the “Company”. All significant inter-company balances, transactions and stockholdings have been eliminated. Certain reclassifications have been made to prior periods to conform to the current period presented.

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

4. Stockholders’ Equity

Earnings Per Share The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the periods presented:

	For the Quarter ended
	March 31,
	2004	2003
Numerator:
Net income	$383,967	$4,185
Denominator:
Basic weighted-average shares outstanding	2,711,958	2,710,665
Effect of dilutive stock options	238,695	132,074
Diluted weighted-average shares outstanding	2,950,653	2,842,739
Basic earnings per share	$0.14	$0.00
Diluted earnings per share	$0.13	$0.00

At March 31, 2004 and 2003 respectively, the Company had outstanding 59,500 and 62,200 in stock options granted that were antidilutive and, therefore, excluded from the diluted earnings per share calculations for each period presented.

Stock Options

The Company adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which was originally provided under SFAS No. 123. The Statement also improves the timeliness of disclosures by requiring the information be included in interim, as well as annual, financial statements. The adoption of these disclosure provisions did not have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

The Company has a stock option plan (the “Plan”) that provides for the granting of stock options to key employees, executive officers and directors. An aggregate of 500,000 shares of the Company’s common stock are reserved for this Plan. The options are exercisable in increments over a five-year period beginning on the first anniversary of the grant and will expire ten years after the date of the grant. No options were exercised in the first quarter of 2004 or 2003.

SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The option price of all the Company’s stock options is equal to the market value of the stock at the grant date. As such, no compensation expense is recorded in the accompanying consolidated financial statements.

Had compensation cost been determined based upon the fair value at the grant date for awards under the Plan consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma net income and net income per share would have differed from the amounts reported as follows:

For the Quarter Ended March 31,	2004	2003
Net income, as reported	$383,967	$4,185
Stock-based employee compensation expense determined under fair value basis, net of tax	(5,677)	(55,347)

Pro forma net income (loss)	$378,290	$(51,162)

Earnings per share:
Basic -as reported	$0.14	$0.00
Basic -pro forma	$0.14	$(0.02)
Diluted -as reported	$0.13	$0.00
Diluted -pro forma	$0.13	$(0.02)

No options were granted in the first quarter of 2004 or 2003.

5. Related Party Transactions

The Company entered into an agreement with Dempsey Boyd to lease an aircraft for Company use. The agreement is on a month-to-month basis. The Company pays a monthly lease amount of $22,000 with an allowance of twenty hours of flight time per month. For any flight hours that exceed twenty per month, the Company pays an additional $1,000 per flight hour. The Company paid a total of $44,000 in lease payments to Mr. Boyd during the first quarter of 2004.

6. Goodwill

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No.142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No.142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. The Company adopted SFAS Nos. 141 and 142 on January 1, 2002 and, accordingly, ceased amortization of goodwill at that time. The Company evaluates its goodwill for potential impairment in the fourth quarter of each year. As a result of its evaluation in the fourth quarter of 2003, the Company determined there was no impairment. No events have occurred since that assessment to cause a significant change in the values used for evaluating impairment.

7. Recent Accounting Pronouncements

On March 31, 2004, the FASB issued an Exposure Draft on Share-Based Payments, which is a proposed amendment to FAS 123. The Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The FASB expects to issue a final standard late in 2004 that would be effective for public companies for fiscal years beginning after December 15, 2004. If the exposure draft is issued in final form, the Company will be required to expense the fair value of the stock options granted beginning January 1, 2005 and the fair value of unvested prior grants. The expense for these options will occur over the option vesting period. The Company’s 2003 Form 10-K includes proforma information in Note 1 regarding the impact of expensing stock options on the Company’s net income and earnings per share for prior years.

8. Segment Information

The Company has three reportable segments: the Boyd division (“Boyd”), the Logistics division (“Logistics”), and the WTI division (“WTI”). Boyd is a flatbed carrier that hauls primarily steel and building products throughout most of the continental United States, and operated an average of 700 trucks during the first quarter of 2004. Boyd averaged 545 company drivers and 155 owner-operators during the first quarter of 2004. Logistics brokers freight by identifying external shipping needs and matching available external carrier resources to those needs. This division requires minimal overhead and capital resources and provides a service through logistically coordinating needs for carriers to available carriers and scheduling the service to be provided. All carriers brokered through Logistics are responsible for maintaining proper insurance coverage and are required to provide proof of such coverage prior to brokerage of a load. WTI is a flatbed carrier that hauls steel and roofing products, primarily in the eastern two-thirds of the United States, and operated an average of 215 trucks during the first quarter of 2004. WTI averaged 40 company drivers and 175 owner-operators during the first quarter of 2004. Unaudited segment reporting information for the periods ended March 31, 2004 and 2003 is as follows:

Results of Operations

Three Months Ended March 31, 2004	Boyd	Logistics	WTI	Total
Operating revenues	$25,747,341	$2,828,088	$6,041,961	$34,617,390
Operating expenses	25,250,908	2,563,627	5,903,537	$33,718,072
Operating income	496,433	264,461	138,424	$899,318
Operating ratio	98.1%	90.6%	97.7%	97.4%

Three Months Ended March 31, 2003	Boyd	Logistics	WTI	Total
Operating revenues	$24,311,657	$2,738,900	$5,526,919	$32,577,476
Operating expenses	24,009,483	2,593,347	5,636,657	32,239,487
Operating income	302,174	145,553	(109,738)	337,989
Operating ratio	98.8%	94.7%	102.0%	99.0%

Identifiable Assets

As of March 31, 2004	Boyd	Logistics	WTI	Total
Cash and bank overdrafts	$19,740	$—	$13	$19,753
Property and equipment	47,493,398	277,757	4,299,774	52,070,929
Goodwill, net	—	14,300	3,452,446	3,466,746
Capital expenditures	2,181,005	5,135	53,528	2,239,668
Total assets	72,471,103	1,483,848	6,635,452	80,590,403
Long-term debt (including current maturities)	26,361,629	—	1,435,838	27,797,467

As of December 31, 2003	Boyd	Logistics	WTI	Total
Cash and cash equivalents	$116,141	$—	$167,333	$283,474
Property and equipment	47,804,787	310,784	4,291,190	52,406,761
Goodwill, net	14,300	—	3,452,446	3,466,746
Capital expenditures	13,348,312	90,249	114,526	13,553,087
Total assets	72,230,246	904,813	6,735,025	79,870,084
Long-term debt (including current maturities)	28,281,728	—	1,601,973	29,883,701

9. Merger Agreement

On December 31, 2003, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of December 31, 2003 (the “Merger Agreement”), which sets forth the terms and conditions of the proposed acquisition (the “Merger”) of the Company by BBT Acquisition Corporation, a Delaware corporation (“BBT Acquisition”) controlled by Dempsey Boyd, the founder and former Chairman and CEO of the Company, his daughter, Gail B. Cooper, the current President and CEO of the Company, his daughter, Ginger B. Tibbs, the current Secretary/Treasurer of the Company, and his wife, Frances S. Boyd.

Under the terms of the Merger Agreement, stockholders of the Company (other than BBT Acquisition and its stockholders) will receive $7.00 per share, in cash, for each outstanding share of Company Common Stock owned by such stockholders. The transaction is structured as a forward merger in which BBT Acquisition will merge with and into the Company, with the Company continuing as the surviving corporation. The boards of directors of each of the Company and BBT Acquisition have unanimously approved the Merger Agreement and the Merger. In the case of the Company’s Board, the approval follows the unanimous recommendation of a special committee of outside directors of the Company that was formed to evaluate and respond to the original proposal of Mr. Boyd and Ms. Cooper.

Completion of the proposed merger between the Company and BBT Acquisition Corporation is conditioned upon, among other things, the availability of sufficient funds for BBT Acquisition Corporation to acquire the outstanding shares of common stock of the Company. BBT Acquisition Corporation anticipates that the merger would be funded from a bank financing in the form of (i) an approximately $13 million revolving line of credit, and (ii) a $37 million term loan. The merger financing would include a refinancing of all of the Company’s outstanding debt as described above. The Company and BBT Acquisition Corporation are currently involved in the negotiation of a definitive commitment to finance the merger. As of March 31, 2004, the Company had a receivable for approximately $400,000 due from BBT Acquisition Corporation for payment of expenses including, but not limited to, legal fees and valuations associated with the transaction.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached interim consolidated financial statements and with the Company’s 2003 Form 10-K, which included audited financial statements and notes thereto for the fiscal year ended December 31, 2003, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

          First Quarter Highlights

               • Revenue Growth. The Company’s operating revenues increased by 6.3%, or approximately $2 million in the first quarter of 2004 as compared to the same period in 2003. The increase in total operating revenues was primarily due to increased revenues generated by the Company’s Boyd and WTI divisions. Boyd’s operating revenues increased 5.9% over operating revenues from the first quarter of 2003, and WTI’s operating revenues increased 9.3% over the same period last year. In each case, the increase in operating revenues was due to both diversification outside of the steel and building materials industries and increases in revenue per mile. Boyd revenue per mile increased by $0.09 per mile and WTI revenue per mile increased by $0.11 per mile, in each case over revenues per mile for the same period in 2003. Logistics’ operating revenues increased 3.3% or $89,188 over the same period last year.

               • Driver Retention. Increases in driver pay and the implementation of a new program for retention of new owner-operators helped to decrease driver turnover. Boyd drivers received pay increases totaling $0.03 per mile during the first quarter of 2004. Additionally, new owner-operators entering the Boyd lease purchase program with less than one year of previous experience as an owner-operator must work as Company drivers for a period of four (4) weeks. The program allows drivers to become acclimated to working for Boyd prior to entering the lease purchase program.

First Quarter Challenges

               • Fuel Costs. The increasing cost of diesel fuel continues to be one of the Company’s most difficult challenges. Fuel expense increased $520,483, or 11.3%, during the first quarter of 2004 as compared to the same period in 2003. The Company has been able to partially offset increased fuel prices by recovering fuel surcharges from customers. Fuel surcharge revenue, which is included in operating revenues, increased $437,551 to $1,429,115, or 44.1%, from $991,564 for the quarter ended March 31, 2003. Competitive conditions in the transportation industry, as well as poor economic conditions in the steel industry, have negatively impacted the Company’s ability to pass through fuel cost increases to its customers.

               • Increased Operating Expenses. Total operating expenses increased $1.5 million, or 4.6%, over the same period in 2003. Fuel expense was a large component of this increase, as discussed above, but increases in salaries, wages and employee benefits also contributed to the increase in total operating expenses. Salaries, wages and employee benefits increased 9% during the first quarter of 2004 as compared to the same period in 2003. The increase is attributable to the Boyd division, both due to the increases in driver pay during the first quarter of 2004 and an increase of approximately 400,000 miles in the number of miles driven by Company drivers during the quarter compared to the same period last year.

Recent Developments

On December 31, 2003, the Company announced that it had entered into an Agreement and Plan of Merger which sets forth the terms and conditions of the proposed acquisition of the Company by BBT Acquisition Corporation, a Delaware corporation (“BBT Acquisition”). BBT Acquisition is controlled by Dempsey Boyd, the founder of the Company, Gail B. Cooper, the President and Chief Executive Officer of the Company, Frances S. Boyd and Ginger B. Tibbs, and together they hold approximately 72% of the Company’s outstanding common stock. The Agreement and Plan of Merger provides for the merger of BBT Acquisition into the Company and results in each stockholder of the Company (other than BBT Acquisition and its stockholders) receiving $7.00 in cash for each share of Company common stock owned at the time of the merger.

On May 5, 2004, the Company announced that it had entered into an amendment to the merger agreement with BBT Acquisition extending its termination date until June 30, 2004, from April 30, 2004. The Company also announced that a commitment for financing for the merger had been entered into by the parties, subject to certain closing conditions. The transaction remains subject to the completion of financing arrangements, approval by a majority of the Company’s stockholders, and certain other customary closing conditions.

Quarterly Review:

The following tables set forth, by segment, the percentage relationship of expense items to operating revenues and certain other operating statistics for the periods indicated:

	Company		Boyd		Logistics		WTI
	Quarter Ended March 31,
	2004	2003	2004	2003	2004	2003	2004	2003
Operating revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Operating expenses
Salaries, wages, and employee benefits	29.3	28.5	35.4	34.4	7.8	7.4	12.9	13.0
Cost of independent contractors	30.5	32.4	17.9	20.2	78.0	81.2	62.0	61.5
Fuel	14.8	14.1	18.6	17.7	0.0	0.0	5.3	5.2
Operating supplies	8.0	7.2	9.5	8.3	2.4	2.6	4.7	4.4
Operating taxes and licenses	1.8	1.8	1.9	2.1	0.0	0.0	2.0	1.6
Insurance and claims	3.1	3.9	3.6	3.7	0.8	0.0	2.4	6.8
Communications and utilities	0.8	1.0	0.8	1.1	0.6	1.2	0.7	0.8
Depreciation and amortization	7.7	8.4	9.3	10.1	0.8	0.3	4.1	4.1
Gain on disposition of property and equipment, net	0.0	(0.0)	0.0	(0.0)	0.0	0.0	0.0	0.0
Other	1.4	1.7	1.1	1.1	0.2	2.0	3.6	4.6

Total operating expenses	97.4	99.0	98.1	98.7	90.6	94.7	97.7	102.0

Operating (loss) income	2.6	1.0	1.9	1.3	9.4	5.3	2.3	(2.0)
Interest expense, net	(0.7)	(1.0)	(1.1)	(1.5)	0.0	(0.0)	0.8	0.5

(Loss) income before income taxes	1.9	0.0	0.8	(0.2)	9.4	5.3	3.1	(1.5)
Income taxes	0.8	0.0	0.7	0.1	0.0	0.0	1.4	(0.5)

Net (loss) income	1.1%	0.0%	0.1%	(0.3)%	9.4%	5.3%	1.7%	(1.0)%

	Company		Boyd		WTI
	Average Tractor Counts For the Quarter Ended March 31,
	2004	2003	2004	2003	2004	2003
Company operated tractors	585	575	545	540	40	35
Owner-operated tractors	330	337	155	160	175	177

Total tractors	915	912	700	700	215	212

Company operated tractor %	64%	63%	78%	77%	19%	17%
Owner-operated tractor %	36%	37%	22%	23%	81%	83%

Total %	100%	100%	100%	100%	100%	100%

Quarterly Results of Operations

The Company’s total operating revenues increased $2,039,914 or 6.3% to $34,617,390 for the quarter ended March 31, 2004, compared with $32,577,476 for the same period in 2003. This change reflected an increase of $1,435,684 or 5.9% in the Boyd division, an increase of $89,188 or 3.26% in the Logistics division and an increase of $515,042 or 9.3% in the WTI division. These changes are reflective of diversification outside of the steel and building materials industries and also reflective of an increase in revenue resulting from increased rates charged to customers. Revenue per mile increased by approximately $0.09 per mile for Boyd and approximately $0.11 per mile for WTI. Included in revenues are fuel surcharges in the amount of $1,429,115 and $991,564 for the quarter ended March 31, 2004 and 2003, respectively. Average revenue per total mile for the first quarter of 2004 was $1.30 while average revenue per total mile was $1.20 for the same period in 2003.

Total operating expenses increased $1,478,585 or 4.6% to $33,718,072 for the first quarter ended March 31, 2004, compared to $32,239,487 for the same period last year. As a percentage of revenues, total operating expenses decreased from 99.0% in 2003 to 97.4% in 2004. Of this increase in total operating expenses, $1,241,425 was attributable the Boyd division and the WTI division accounted for $266,880. The Logistics division accounted for a decrease of $29,720. As discussed below, the net increase in operating expenses is primarily a result of increases in salaries, wages, and employee benefits, fuel expense, and operating supplies expense, combined with decreases in insurance and claims expense.

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

As a percentage of revenues, salaries, wages and employee benefits increased 9.0% during the first quarter of 2004 compared to the same period in 2003. This increase is attributable to the Boyd division resulting from pay increases to drivers. Boyd increased Company driver pay by a total of $0.03 per mile during the first quarter of 2004. Increases were given in $0.01 increments per month during each of the first three months of the year. Additionally, Company drivers drove approximately 400,000 more miles during the first quarter of 2004 compared to the first quarter of 2003.

Included in cost of independent contractors are costs for which owner-operators are responsible, costs incurred/earned by the Company related to the lease purchase of tractors to owner-operators, and costs related to the Logistics division. Cost of independent contractors for the Company increased $9,640, or 0.1%, for the quarter ended March 31, 2004 compared to the same period last year. The Boyd division accounted for a decrease of $298,538. This decrease was primarily a result of a decrease in the amounts paid to owner-operators. Though owner-operators received the same pay per mile increases as described above for Company drivers (a total of $0.03 in increments of $0.01 per month), owner-operators drove approximately 420,000 fewer total miles in the first three months of 2004 compared to the same period in 2003. During the forth quarter of 2003, the Boyd division implemented a new program whereby new owner-operators entering the lease purchase program with less than one year of previous experience as a successful owner-operator must become a Company driver for a minimum of four weeks prior to becoming a Boyd owner-operator. This program has helped to decrease driver turnover and enabled owner-operators to become more profitable. The Logistics division accounted for a slight decrease of $17,241 of the total net increase in cost of independent contractors. The WTI division accounted for $345,801 of the increase in cost of independent contractors. The increase of costs contributed by WTI was a direct result of the WTI contribution of increased revenue of 9.3%, as discussed above.

Fuel expense, also associated with Company drivers and included in the line item “Operating supplies” in the consolidated statement of income, increased $520,483 or 11.3% from 2003. The significant portion of the increase, $488,294, was recognized by the Boyd division because the Boyd division has a larger percentage of Company drivers. The Company generally has been able to partially offset significant increases in fuel costs through increased rates and through a fuel surcharge that increases incrementally as the price of fuel increases. Total miles driven by Company drivers increased by approximately 400,000 miles for the first quarter of 2004 compared to the same period in 2003.

Insurance and claims decreased to 3.1% of revenues in the first quarter of 2004, compared to 3.9% of revenues during the first quarter of 2003. The Company reserved approximately $250,000 during the first quarter of 2003 related to one accident involving a fatality during the quarter. During the first quarter of 2004, the Company was not involved in any accidents involving fatalities. See “Insurance and Liability Claims” for further information regarding the Company’s insurance program and claims exposure.

Other operating supplies included with fuel within the item “Operating Supplies” increased $450,899 over the first quarter of 2003. The increase was primarily due to less income generated from repairs done by Boyd and charged to owner-operators. The repairs Boyd makes to owner-operator equipment is charged to the owner-operator and reduces the expense recognized for repairs. With approximately 420,000 fewer miles driven by owner-operators, fewer repairs were required on these vehicles. Also, repair costs were higher in the first quarter of 2004 due to increased miles driven on Company owned vehicles.

Provisions for income tax for the quarter ended March 31, 2004 resulted in a provision of $263,666 and an effective tax rate of 40.7%. The effective tax rate was higher than the U.S. federal statutory rate primarily due to state income taxes and the non-deductibility of certain expenses for tax purposes.

Liquidity and Capital Resources

The Company’s primary cash requirements are for capital expenditures and operating expenses, including labor costs, fuel costs and operating supplies, and the payment of current debt maturities. Historically, the Company’s primary sources of cash have been continuing operations, bank borrowings and dealer financings.

Cash Flows from Operating Activities

Cash flow from operations provided $1.8 million for the first quarter of 2004 and $2.8 million for the first quarter of 2003. Net income adjusted for non-cash income and expense items provided cash of $2.8 million and $2.5 million for the first quarter of 2004 and 2003, respectively. Non-cash income and expense items include depreciation and amortization, provisions for bad debt losses, losses on disposals of property and equipment, income related to owner-operator sales-type leases, and deferred income taxes. Working capital items used cash of $1.0 million in the first quarter of 2004 and provided $0.4 million in the first quarter of 2003.

The increase in net income adjusted for non-cash items from 2003 to 2004 of $0.3 million was due primarily to increased net income during 2004.

The increase in working capital items used in cash flows of $1.4 million in the first quarter of 2004 was a result of increases in accounts receivable, due to increased revenue. The Company lengthened its payment cycle for accounts payable, which increased trade and interline payables in the amount of $1.2 million since December 31, 2003. Additionally, accruals for salaries payable increased approximately $0.5 million since December 31, 2003, due to increases in driver pay rates during the first quarter of 2004.

Cash Flows from Investing Activities

The growth of the Company’s business and maintenance of its modern fleet has required significant investments in new tractors and trailers, which has been financed largely through long-term debt. Historically, the Company financed its major capital equipment purchases consisting primarily of revenue equipment and, to a lesser extent, construction of terminals, through bank financings. Dealer financed purchases in the first quarter of 2004 amounted to $1.6 million, while no dealer-financed purchases were made during the first quarter of 2003.

The Company invested $0.7 million and $0.8 million for revenue equipment and other property and equipment during the first quarter of 2004 and 2003, respectively. The proceeds from property dispositions exclude revenue equipment traded on new equipment.

Cash Flows from Financing Activities

During the first quarter of 2004, the Company paid $3.6 million towards the reduction of its long-term debt. At March 31, 2004, the Company had debt (including current maturities) of $27.8 million. In the first quarter of 2004, new debt of approximately $1.6 was incurred through dealer-financed purchases for revenue equipment. During the first quarter of 2003, $0.4 million of new debt was incurred to purchase equipment.

The Company drew approximately $1.0 million, net, from its line of credit during the first quarter of 2004. Proceeds were used primarily to support operations.

The Company has entered into a commitment letter with a third party lender pursuant to which the lender has committed, subject to satisfactory completion of due diligence and various other closing conditions, to provide the financing necessary to complete the Company’s going private transaction. This financing will also replace all of the Company’s current outstanding financing, and will consist of (i) a revolving line of credit facility of approximately $13 million, and (ii) a term loan in the amount of $37 million. The Company will grant a first priority security interest in substantially all of the Company’s assets. Each of the revolving credit facility and the term loan will require the Company to comply with affirmative, negative and financial covenants customarily found in credit agreements of this type, including restrictions on the Company’s ability to incur additional indebtedness, restrictions on asset sales, restrictions on change in control and limitations on capital expenditures and dividend payments.

The Company anticipates generating sufficient cash from operations in 2004 to cover planned capital expenditures and servicing current maturities of long-term debt. As of March 31, 2004, the Company purchased twenty-five new tractors, offset by the same number of trade-ins. Historically, the Company has relied on cash generated from operations to fund its working capital requirements. Over the long term, the Company will continue to have significant capital needs that may require it to seek additional borrowings or equity capital. The availability of debt financing or equity capital will depend on prevailing market conditions, the market price of its common stock, and other factors over which the Company has no control, as well as the Company’s financial condition and results of operations.

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

The following issues and uncertainties, along with the other issues and uncertainties discussed in this report and the Company’s 2003 Form 10-K, should be considered in evaluating the Company’s outlook:

Fuel Price Trend

Many of the Company’s operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. Throughout the first quarter of 2004, the Company experienced fluctuations in fuel costs as a result of conditions in the petroleum industry. Increases in fuel costs may affect operating income, unless the Company is able to pass those increased costs to customers through rate increases and fuel surcharges.

The Company has initiated a program to obtain rate increases and fuel surcharges from customers in order to cover increased costs due to these increases in fuel prices, driver compensation, and other expenses and has been successful in implementing some fuel surcharges and certain rate increases. Competitive conditions in the transportation industry, including lower demand for transportation services, could limit the Company’s ability to obtain rate increases or fuel surcharges in the future. As of March 31, 2004, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations. The Company also has periodically experienced some wage increases for drivers. Increases in driver compensation may affect operating income, unless the Company is able to pass those increased costs to customers through rate increases and fuel surcharges.

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

Insurance and Liability Claims

The Company’s future insurance and claims expenses could exceed historical levels, which could have a material adverse effect on the financial condition of the Company. The Company currently self-insures for a portion of the claims exposure resulting from cargo loss, personal injury, and property damage, combined up to $750,000 per occurrence. In addition, the Company will share costs above the $750,000 self-insured amount at a rate of thirty three percent, up to the Company’s coverage amount of two million dollars. Costs and claims in excess of the Company’s coverage amount of two million dollars will be borne solely by the Company. The Company’s workers’ compensation self-insurance level is a maximum of $500,000, and the health insurance self-insurance level is $175,000 per person per year. If the number or dollar amount of claims for which the Company is self-insured increases, the financial condition of the Company could be adversely affected.

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

Each of these accidents, taken separately, has the potential to cause the Company to reach its total per occurrence retention amount for insurance purposes. To date, five lawsuits have been filed against the Company with respect to the fatalities arising from these accidents. If the Company is ultimately found to have some liability for one or more of these accidents, the Company would seek to pay or structure payments of the amount due from its operating cash flows and, if needed, additional bank financing. Although the Company does not expect this to occur, it is possible that liability resulting from these accidents could exceed the Company’s operating cash flows and available financing. Therefore, there can be no assurance that the Company’s operations and financial condition would not be materially affected if the Company were found to have liability for one or more of these accidents. If insurance expenses continue to increase, and the Company is unable to offset the increase with higher freight rates, the Company’s operations and financial condition could be adversely affected. The Company has provided for its best estimate of losses on these claims at March 31, 2004 in the accompanying unaudited consolidated balance sheet.

Revenue Equipment

The Company’s growth has been made possible through the addition of new revenue equipment. Difficulty in financing or obtaining new revenue equipment (for example, delivery delays from manufacturers or the unavailability of independent contractors) could have an adverse effect on the Company’s operations and financial condition.

In the past, the Company has acquired new tractors and trailers at favorable prices and has entered into agreements with the manufacturers to repurchase the tractors from the Company at agreed prices. Current developments in the secondary tractor and trailer resale market have resulted in a large supply of used tractors and trailers on the market. This has depressed the market value of used equipment to levels significantly below the prices at which the manufacturers have agreed to repurchase the equipment. Accordingly, some manufacturers may refuse or be financially unable to keep their commitments to repurchase equipment according to their repurchase agreement terms.

Critical Accounting Policies

The methods, estimates and judgments the Company’s management uses in applying Company accounting policies may have a significant effect on the results the Company reports in its financial statements. The estimates and judgments in applying those accounting policies which may have the most significant effect on the Company’s financial statements and operating results include: allowance for doubtful accounts for tractors leased to owner-

operators; determinations of impairment of long-lived assets; estimates of accrued liabilities for insurance claims for liability and both physical and property damage and workers’ compensation; estimates of useful lives and salvage values for the depreciation of tractors and trailers; allowance for doubtful accounts receivable; and evaluation of impairment of goodwill. Our review of these accounting items and the resulting accounting positions taken by the Company are based upon certain assumptions and conditions and reflect our management’s best assumptions and estimates; however, estimates of these types of accounting items, particularly impairment and accrued liabilities, involve inherent uncertainties as described above, that are beyond management’s control. As a result, the accounting for such items could result in different amounts if management uses different assumptions or if different conditions occur in future periods. Please refer to “Management’s Discussion and Analysis of Financial Condition — Critical Accounting Policies” in the Company’s Form 10-K for the year ended December 31, 2003 for a more complete description of the Company’s critical accounting policies.

Forward-looking Statements

With the exception of historical information, the matters discussed and statements made in this report constitute forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Specifically, this report contains forward-looking statements regarding the Company’s marketing efforts and initiative to broaden its customer base; the Company’s emphasis on safety and efforts to reduce insurance claims and costs; the Company’s belief that the availability of credit under its line of credit, together with internally generated cash, will be adequate to finance its operations through fiscal year 2004 and will also be adequate to cover any liability with respect to the accidents that occurred during 2002 and 2003; expectations regarding the freight business and the economy; and results in future quarters and for the year. Whenever possible, the Company has identified these forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as “anticipates,” “may,” “believes,” “estimates,” “projects,” “expects,” “intends,” and words of similar import. Forward-looking statements contained in this report involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. In particular, there can be no assurance that the Company’s marketing efforts and initiatives to broaden its customer base will be successful; that the Company’s emphasis on safety and efforts to reduce insurance claims and costs will be successful; that business conditions and the economy will improve, including the transportation and construction sectors in particular; that costs associated with increased insurance and claims costs, and liability claims for which the Company is self-insured will not have a material adverse effect on the Company; that the Company will be able to recruit and retain qualified drivers; that the Company will be able to control internal costs, particularly rising fuel costs that may or may not be passed on to the Company’s customers; that departures and defaults by owner-operators will not have a material adverse affect on the Company; that the cost of complying with governmental regulations that are applicable to the Company will not have a material adverse affect on the Company; that the financing for the proposed going private transaction and continuing operations following the closing of the transaction provided for in the financing commitment will be consummated; or that the proposed merger of BBT Acquisition Corporation with and into the Company will be successfully completed. These assumptions, risks and uncertainties include, but are not limited to, those discussed or indicated in all documents filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company expressly disclaims any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is exposed to interest rate risk due to its long-term debt, which at March 31, 2004 bore interest at rates ranging from 1.25% to 2.85% above the applicable bank’s LIBOR rate. Under the provisions of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, the Company has estimated that the fair value of its long-term debt approximates its carrying value, using a discounted cash flow analysis based on borrowing rates available to the Company. The effect of a hypothetical one percent increase in interest rates would decrease pre-tax income by approximately $261,000. Management believes that current working capital funds are sufficient to offset any adverse effects caused by changes in these interest rates.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. The geopolitical situation in the Middle East caused oil prices to rise dramatically in the first quarter of 2003. Historically, the Company has been able to recover a majority of fuel price increases from customers in the form of fuel surcharges. The Company cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. As of March 31, 2004, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations. The Company will consider possible opportunities to hedge fuel costs in the future.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that, as of March 31, 2004, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls. During the period covered by this quarterly report, there have not been any significant changes in our internal controls that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the legal proceedings previously reported in the Company’s Form 10-K for the fiscal year ended December 31, 2003, under the heading “Item 3 — Legal Proceedings.” The description of legal proceedings in the Company’s Form 10-K remains unchanged.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Security Agreement dated April 1, 2004 by and between the Company and Navistar Financial Corporation.

31.1	Section 302 Certification of the CEO

31.2	Section 302 Certification of the CFO

32.0	Section 906 Certification of the CEO & CFO

(b) Reports on Form 8-K

On February 20, 2004, the Company furnished on Form 8-K a Regulation FD disclosure, which included the earnings release for the fourth quarter and year ended December 31, 2003.

On May 5, 2004, the Company furnished on Form 8-K a copy of a press release announcing unaudited first quarter 2004 earnings, the amendment of the merger agreement and the Company’s receipt of a financing commitment in connection with the proposed merger.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boyd Bros. Transportation Inc. (Registrant)
Date: May 17, 2004	/s/ Richard C. Bailey
Richard C. Bailey, Chief Financial Officer
(Principal Accounting Officer)