Form 10-Q
period 2004-06-30
BOYD BROS TRANSPORTATION INC
filed 2004-08-16
CIK 920907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filter (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 6, 2004.

Common Stock, $.001 Par Value	2,711,966

(Class)	(Number of Shares)

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BOYD BROS. TRANSPORTATION INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,737	$283,474
Accounts receivable, less allowance for doubtful accounts of $353,426 (2004) and $323,426 (2003):
Trade and interline	12,616,293	9,415,968
Other	1,041,590	620,366
Current portion of net investment in sales-type leases	2,362,621	2,217,101
Inventories	744,674	677,899
Prepaid taxes and licenses	831,618	487,586
Other prepaid expenses	741,971	952,751
Deferred and refundable income taxes	2,764,959	2,571,959

Total current assets	21,123,463	17,227,104

PROPERTY AND EQUIPMENT:
Land and land improvements	2,952,576	2,952,576
Buildings	7,976,061	7,976,061
Revenue equipment	64,418,097	63,005,857
Other equipment	13,161,439	12,991,961
Leasehold improvements	408,552	386,384

Total	88,916,725	87,312,839
Less accumulated depreciation and amortization	37,274,649	34,906,078

Property and equipment, net	51,642,076	52,406,761

OTHER ASSETS:
Net investment in sales-type leases	3,865,649	5,402,732
Goodwill	3,466,746	3,466,746
Revenue equipment held for lease	891,088	981,974
Deposits and other assets	364,481	384,767

Total other assets	8,587,964	10,236,219

TOTAL	$81,353,503	$79,870,084

See notes to unaudited consolidated financial statements.

BOYD BROS. TRANSPORTATION INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,156,499	$3,361,125
Line of credit	955,524	1,141,772
Current maturities of long-term debt	7,811,887	10,498,666
Income taxes payable	942,118	939
Accrued liabilities:
Self-insurance claims	6,487,332	5,480,194
Salaries and wages	938,815	338,503
Other	1,192,624	1,160,683

Total current liabilities	22,484,799	21,981,882
LONG-TERM DEBT	19,105,310	19,385,035
DEFERRED INCOME TAXES	12,365,398	12,415,398

Total liabilities	53,955,507	53,782,315

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value - 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value - 10,000,000 shares authorized; 4,069,640 shares issued; 2,711,966 shares outstanding at June 30, 2004 and December 31, 2003, respectively	4,070	4,070
Additional paid-in capital	16,884,622	16,884,622
Retained earnings	20,133,382	18,823,155
Treasury stock at cost; 1,357,674 shares at June 30,2004 and December 31, 2003	(9,624,078)	(9,624,078)

Total stockholders’ equity	27,397,996	26,087,769

TOTAL	$81,353,503	$79,870,084

See notes to unaudited consolidated financial statements.

BOYD BROS. TRANSPORTATION INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
OPERATING REVENUES	$37,896,315	$34,368,130	$72,245,206	$66,945,608

OPERATING EXPENSES:
Salaries, wages and employee benefits	11,359,031	9,777,817	21,494,044	19,066,592
Cost of independent contractors	10,998,466	10,945,868	21,553,462	21,491,222
Operating supplies	7,944,054	6,879,976	15,578,060	13,811,100
Operating taxes and licenses	627,225	641,506	1,239,013	1,243,120
Insurance and claims	1,665,357	1,114,896	2,756,126	2,447,296
Communications and utilities	310,519	342,817	582,406	674,664
Depreciation and amortization	2,652,521	2,948,579	5,311,918	5,592,631
Gain on disposition of property and equipment, net	(23,765)	(196,847)	(22,623)	(196,848)
Other	524,192	499,492	1,022,048	1,063,814

Total operating expenses	36,057,600	32,954,104	69,514,454	65,193,591

OPERATING INCOME	1,838,715	1,414,026	2,730,752	1,752,017

OTHER INCOME (EXPENSES):
Interest income	224	225	554	5,022
Interest expense	(257,324)	(283,764)	(515,029)	(592,183)
Other income (expenses)	(17,189)	(25,066)	(11,498)	(52,584)

Other expenses, net	(274,289)	(308,605)	(525,973)	(639,745)

INCOME BEFORE PROVISION FOR INCOME TAXES	1,564,426	1,105,421	2,204,779	1,112,272
PROVISION FOR INCOME TAXES	630,885	460,130	894,552	462,795

NET INCOME	$933,541	$645,291	$1,310,227	$649,477

BASIC NET INCOME PER SHARE	$0.34	$0.24	$0.48	$0.24

DILUTED NET INCOME PER SHARE	$0.32	$0.23	$0.44	$0.23

AVERAGE SHARES OUTSTANDING	2,711,966	2,710,673	2,711,966	2,710,669

AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	2,951,199	2,836,549	2,950,927	2,837,684

See notes to unaudited consolidated financial statements.

BOYD BROS. TRANSPORTATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Six Months Ended June 30,
	2004	2003
OPERATING ACTIVITIES:
Net income	$1,310,227	$649,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,311,918	5,592,631
Provision for bad debts	28,588	99,726
Net effect of sales-type leases on cost of independent contractors	(518,465)	94,602
Gain on disposal of property and equipment, net	(22,623)	(196,847)
Provision for deferred income taxes	(243,000)	(465,960)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(3,650,137)	(2,066,773)
Other current assets	(200,027)	(267,133)
Deposits and other assets	20,286	(625)
Accounts payable- trade and interline	846,351	2,093,794
Accrued liabilities and other current liabilities	1,639,391	(137,307)
Income taxes payable	942,118	—

Net cash provided by operating activities	5,464,627	5,395,585

INVESTING ACTIVITIES:
Payments received on sales-type leases	1,789,330	1,147,020
Capital expenditures:
Revenue equipment	(781,356)	(4,037,730)
Other equipment	(313,132)	(671,512)
Proceeds from disposals of property and equipment	280,540	207,900

Net cash provided by (used in) investing activities	975,382	(3,354,322)

FINANCING ACTIVITIES:
Proceeds from sales of common stock	—	2,149
Proceeds from line of credit — net	(186,248)	1,313,825
Proceeds from long-term debt	—	4,001,735
Principal payments on long-term debt	(6,517,498)	(7,413,199)

Net cash used in financing activities	(6,703,746)	(2,095,490)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(263,737)	(54,227)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	283,474	292,514

BALANCE AT END OF PERIOD	$19,737	$238,287

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes, net of refunds	$179,352	$1,850,715

Interest	$515,029	$592,183

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Net investment in sales-type leases	$120,698	$(3,889,924)

Dealer financed purchases of revenue equipment	$3,263,321	$—

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

4. Stockholders’ Equity

Earnings Per Share

The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the periods presented:

	For the Quarter ended June 30,
	2004	2003
Numerator:
Net income	$933,541	$645,291
Denominator:
Basic weighted-average shares outstanding	2,711,966	2,710,673
Effect of dilutive stock options	239,241	125,876
Diluted weighted-average shares outstanding	2,951,207	2,836,549
Basic earnings per share	$0.34	$0.24
Diluted earnings per share	$0.32	$0.23

	For the Six Months ended June 30,
	2004	2003
Numerator:
Net income	$1,310,227	$649,477
Denominator:
Basic weighted-average shares outstanding	2,711,966	2,710,669
Effect of dilutive stock options	238,969	127,015
Diluted weighted-average shares outstanding	2,950,935	2,837,684
Basic earnings per share	$0.48	$0.24
Diluted earnings per share	$0.44	$0.23

The Company had outstanding 59,500 in stock options granted that were antidilutive and, therefore, excluded from the diluted earnings per share calculations for all periods presented.

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

The Company has a stock option plan (the “Plan”) that provides for the granting of stock options to key employees, executive officers and directors. An aggregate of 500,000 shares of the Company’s common stock are reserved for this Plan. The options are exercisable in increments over a five-year period beginning on the first anniversary of the grant and will expire ten years after the date of the grant. No options were granted or exercised in 2004 or 2003.

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

Had compensation cost been determined based upon the fair value at the grant date for awards under the Plan consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma net income and net income per share would have differed from the amounts reported as follows:

For the Quarters Ended June 30,	2004	2003
Net income, as reported	$933,541	$645,291
Stock-based employee compensation expense determined under fair value basis, net of tax	(972)	(24,414)

Pro forma net income	$932,569	$620,877

Earnings per share:
Basic — as reported	$0.34	$0.24
Basic — pro forma	$0.34	$0.23
Diluted — as reported	$0.32	$0.23
Diluted — pro forma	$0.32	$0.22

For the Six Months Ended June 30,	2004	2003
Net income, as reported	$1,310,227	$649,477
Stock-based employee compensation expense determined under fair value basis, net of tax	(6,619)	(54,110)

Pro forma net income	$1,303,608	$595,367

Earnings per share:
Basic — as reported	$0.48	$0.24
Basic — pro forma	$0.48	$0.22
Diluted — as reported	$0.44	$0.23
Diluted — pro forma	$0.44	$0.21

5. Related Party Transaction

The Company entered into an agreement with Dempsey Boyd to lease an aircraft for Company use. The agreement is on a month-to-month basis. The Company pays a monthly lease amount of $22,000 with an allowance of twenty hours of flight time per month. For any flight hours that exceed twenty per month, the Company pays an additional $1,000 per flight hour. The Company paid a total of $66,000 and $132,000 in lease payments to Mr. Boyd during the three and six months periods ended June 30, 2004, respectively.

The Company has entered into a commitment letter with Dempsey Boyd dated August 4, 2004, pursuant to which Mr. Boyd has committed, subject to the absence of any material adverse change in the financial condition of the Company and various other closing conditions, to provide up to $9.2 million of the financing necessary to complete the Merger. The term loan will bear interest at a fixed rate of 5.5% per annum, and will have a 36-month term. Mr. Boyd has the option to secure the term loan with available Company assets, but Mr. Boyd has agreed to subordinate the repayment of the term loan to the loans of other Company creditors who require subordination and whose consent is required to proceed forward with the Merger and the term loan. A portion of the amount committed by Mr. Boyd may be replaced by other term or revolving debt from a third party lender prior to or following the closing of the Merger.

6. Goodwill

The Company accounts for goodwill in accordance with SFAS No.142, “Goodwill and Other Intangible Assets.” SFAS No.142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. The Company adopted SFAS No. 142 on January 1, 2002, and, accordingly, ceased amortization of goodwill at that time. The Company evaluates its goodwill for potential impairment in the fourth quarter of each year. As a result of its evaluation in the fourth quarter of 2003, the Company determined there was no impairment. No events have occurred since that assessment date to cause a significant change in the values used for evaluating impairment.

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

8. Segment Information

The Company has three reportable segments: the Boyd division (“Boyd”), the Boyd Logistics division (“Logistics”), and the WTI division (“WTI”). Boyd is a flatbed carrier that hauls primarily steel and building products throughout most of the continental United States, and operated an average of 680 trucks during the first six months of 2004. Boyd averaged 533 company drivers and 147 owner-operators during the first half of 2004. Logistics brokers freight by identifying external shipping needs and matching available external carrier resources to those needs. This division requires minimal overhead and capital resources and provides a service through logistically coordinating needs for carriers to available carriers and scheduling the service to be provided. All carriers brokered through Logistics are responsible for maintaining proper insurance coverage and are required to provide proof of such coverage prior to brokerage of a load. WTI is a flatbed carrier that hauls steel and roofing products, primarily in the eastern two-thirds of the United States, and operated an average of 224 trucks during the first six months of 2004. WTI averaged 42 company drivers and 182 owner-operators during the first six months of 2004. Unaudited segment reporting information for the periods ended June 30, 2004 and 2003 is as follows:

Results of Operations

     Three Months Ended June 30, 2004

	Boyd	Logistics	WTI	Total
Operating revenues	$27,738,887	$2,867,027	$7,290,401	$37,896,315
Operating expenses	26,661,230	2,622,658	6,773,712	$36,057,600
Operating income	1,077,657	244,369	516,689	$1,838,715
Operating ratio	96.1%	91.5%	92.9%	95.1%

     Three Months Ended June 30, 2003

	Boyd	Logistics	WTI	Total
Operating revenues	$25,359,773	$2,421,732	$6,586,625	$34,368,130
Operating expenses	24,297,315	2,352,159	6,304,630	32,954,104
Operating income	1,062,458	69,573	281,995	1,414,026
Operating ratio	95.8%	97.1%	95.7%	95.9%

     Six Months Ended June 30, 2004

	Boyd	Logistics	WTI	Total
Operating revenues	$53,217,730	$5,695,115	$13,332,361	$72,245,206
Operating expenses	51,643,640	5,186,285	12,684,529	69,514,454
Operating income	1,574,090	508,830	647,832	2,730,752
Operating ratio	97.0%	91.1%	95.1%	96.2%

     Six Months Ended June 30, 2003

	Boyd	Logistics	WTI	Total
Operating revenue	$49,671,432	$5,160,632	$12,113,544	$66,945,608
Operating expenses	48,306,799	4,945,506	11,941,286	65,193,591
Operating income	1,364,633	215,126	172,258	1,752,017
Operating ratio	97.3%	95.8%	98.6%	97.4%

Identifiable Assets

     As of June 30, 2004

	Boyd	Logistics	WTI	Total
Cash and bank overdrafts	$—	$—	$19,737	$19,737
Property and equipment	46,740,667	369,477	4,531,932	51,642,076
Goodwill, net	—	14,300	3,452,446	3,466,746
Capital expenditures	4,286,958	9,406	61,445	4,357,809
Total assets	72,290,250	1,422,357	7,640,896	81,353,503
Long-term debt (including current maturities)	25,314,461	—	1,602,736	26,917,197

     As of December 31, 2003

	Boyd	Logistics	WTI	Total
Cash and cash equivalents	$116,141	$—	$167,333	$283,474
Property and equipment	47,804,787	310,784	4,291,190	52,406,761
Goodwill, net	14,300	—	3,452,446	3,466,746
Capital expenditures	13,348,312	90,249	114,526	13,553,087
Total assets	72,230,246	904,813	6,735,025	79,870,084
Long-term debt (including current maturities)	28,281,728	—	1,601,973	29,883,701

9. Merger Agreement

On December 31, 2003, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of December 31, 2003. Since that announcement, the Agreement and Plan of Merger has been amended by that certain Amendment No. 1 to Agreement and Plan of Merger dated April 27, 2004, Amendment No. 2 to Agreement and Plan of Merger dated June 30, 2004, and Amendment No. 3 to Agreement and Plan of Merger dated July 9, 2004 (as amended, the “Merger Agreement”). The Merger Agreement sets forth the terms and conditions of the proposed merger (the “Merger”) of BBT Acquisition Corporation, a Delaware corporation (“BBT Acquisition”), with and into the Company. BBT Acquisition is controlled by Dempsey Boyd, the founder and former Chairman and CEO of the Company, his daughter, Gail B. Cooper, the current President and CEO of the Company, his daughter, Ginger B. Tibbs, the current Secretary/Treasurer of the Company, and his wife, Frances S. Boyd.

Under the terms of the Merger Agreement, stockholders of the Company (other than BBT Acquisition and its stockholders) will receive $9.18 per share, in cash, for each outstanding share of Company common stock owned by such stockholders. The transaction is structured as a forward merger in which BBT Acquisition will merge with and into the Company, with the Company continuing as the surviving corporation. The boards of directors of each of the Company and BBT Acquisition have unanimously approved the Merger Agreement and the Merger. In the case of the Company’s Board, the approval follows the unanimous recommendation of a special committee of outside directors of the Company that was formed to evaluate and respond to the original proposal of Mr. Boyd and Ms. Cooper.

Completion of the Merger is conditioned upon, among other things, the availability of sufficient funds for BBT Acquisition to acquire the outstanding shares of common stock of the Company. BBT Acquisition anticipates that the Merger will be funded from (i) a term loan of up to $9.2 million from Dempsey Boyd and (ii) the balance of the funds from the Company’s line of credit and working capital. A portion of the amount committed by Mr. Boyd may be replaced by other term or revolving debt from a third party lender prior to or following the closing of the Merger. As of June 30, 2004, the Company had a receivable for approximately $512,000 due from BBT Acquisition for payment of expenses including, but not limited to, legal fees and valuations associated with the transaction.

The Merger is subject to (i) approval by the holders of a majority of the outstanding shares of the Company’s common stock which are outstanding as of the August 6, 2004 record date for the special meeting of the Company’s stockholders called to consider the Merger, (ii) the completion of the financing arrangements necessary to consummate the Merger, and (iii) certain other closing conditions.

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

Executive Summary

The Company is one of the largest exclusively flatbed trucking carriers in the United States. The Company provides flatbed transportation services through three divisions:

•	Boyd Bros. (“Boyd”) provides longer haul flatbed trucking services in the contiguous United States and some parts of Canada primarily for the steel and construction industries.

•	WTI Transport (“WTI”) provides shorter haul flatbed trucking services in the southeastern United States for the steel and construction industries and for an increasingly diverse customer base.

•	Boyd Logistics (“Logistics”) provides logistical support to the Boyd and WTI divisions and brokers freight through the use of other trucking companies.

The Company uses both Company employed drivers and independent owner-operators who are responsible for maintaining and insuring their own equipment. The Company maintains an owner-operator lease program to attract qualified owner-operators. The Company believes new policies implemented in the fourth quarter of 2003 will aid its efforts in recruiting and maintaining qualified owner-operators.

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

     Second Quarter and Year to Date Highlights

     • Revenue Growth. The Company’s operating revenues increased by 10.3%, or approximately $3.5 million in the second quarter of 2004 as compared to the same period in 2003. The increase in total operating revenues was primarily due to increased revenues generated by all three divisions. Boyd’s operating revenues increased approximately $2.4 million or 9.4% over operating revenues from the second quarter of 2003, WTI’s operating revenues increased approximately $0.7 million or 10.7% and Logistic’s operating revenues increased approximately $0.4 million or 18.4% over the same period last year. In each case, the increase in operating revenues was due to both diversification outside of the steel and building materials industries and increases in revenue per mile. Boyd revenue per mile increased by $0.13 per mile and WTI revenue per mile increased by $0.12 per mile, in each case over revenues per mile for the same period in 2003.

     • Driver Retention. Increases in driver pay and the implementation of a new program for retention of new owner-operators helped to decrease driver turnover. Boyd drivers received pay increases totaling $0.05 per mile during the first half of 2004. Additionally, new owner-operators entering the Boyd lease purchase program with less than one year of previous experience as an owner-operator must work as Company drivers for a minimum of four (4) weeks. The program allows drivers to become acclimated to working for Boyd prior to entering the lease purchase program.

     Second Quarter Challenges

     • Fuel Costs. The increasing cost of diesel fuel continues to be one of the Company’s most difficult challenges. Fuel expense increased $803,181, or 19%, during the second quarter of 2004 as compared to the same period in 2003. The Company has been able to partially offset increased fuel prices by recovering fuel surcharges from customers. Fuel surcharge revenue, which is included in operating revenues, increased $798,267 to $1,821,558, or 78.0%, from $1,023,291 for the quarter ended June 30, 2003.

     • Increased Operating Expenses. Total operating expenses increased $3.1 million, or 9.4%, over the same period in 2003. Fuel expense was a large component of this increase, as discussed above, but increases in salaries, wages and employee benefits also contributed to the increase in total operating expenses. Salaries, wages and employee benefits increased 18.1% during the second quarter of 2004 as compared to the same period in 2003. The increase was attributable to the Boyd division, due to the increases in driver pay during the first quarter of 2004 and to an increase of approximately 400,000 miles driven by Company drivers during the quarter compared to the same period last year. Additionally, insurance expense increased due to increases in expenses related to workers compensation claims.

Recent Developments

On December 31, 2003, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of December 31, 2003. Since that announcement, the Agreement and Plan of Merger has been amended by that certain Amendment No. 1 to Agreement and Plan of Merger dated April 27, 2004, Amendment No. 2 to Agreement and Plan of Merger dated June 30, 2004, and Amendment No. 3 to Agreement and Plan of Merger dated July 9, 2004 (as amended, the “Merger Agreement”). The Merger Agreement sets forth the terms and conditions of the proposed merger (the “Merger”) of BBT Acquisition Corporation, a Delaware corporation (“BBT Acquisition”), with and into the Company. BBT Acquisition is controlled by Dempsey Boyd, the founder and former Chairman and CEO of the Company, his daughter, Gail B. Cooper, the current President and CEO of the Company, his daughter, Ginger B. Tibbs, the current Secretary/Treasurer of the Company, and his wife, Frances S. Boyd.

Under the terms of the Merger Agreement, stockholders of the Company (other than BBT Acquisition and its stockholders) will receive $9.18 per share, in cash, for each outstanding share of Company common stock owned by such stockholders. The transaction is structured as a forward merger in which BBT Acquisition will merge with and into the Company, with the Company continuing as the surviving corporation. The Merger is subject to (i) approval by the holders of a majority of the outstanding shares of the Company’s common stock which are outstanding as of the August 6, 2004 record date for the special meeting of the Company’s stockholders called to consider the Merger, (ii) the completion of the financing arrangements necessary to consummate the Merger, and (iii) certain other closing conditions.

Quarterly Review:

The following tables set forth, by segment, the percentage relationship of expense items to operating revenues and certain other operating statistics for the periods indicated:

	Company		Boyd		Logistics		WTI
	Quarter Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Operating revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Operating expenses
Salaries, wages, and employee benefits	30.0	28.5	37.0	34.4	8.3	8.9	11.9	12.8
Cost of independent contractors	29.0	31.8	15.8	19.0	78.1	83.3	59.9	62.1
Fuel	13.2	12.2	16.5	15.3	0.1	0.4	5.5	4.4
Operating supplies	7.8	7.8	9.0	9.3	2.2	1.9	5.4	4.4
Operating taxes and licenses	1.7	1.9	1.8	2.1	0.0	0.0	1.6	1.8
Insurance and claims	4.4	3.2	5.3	3.8	0.7	0.2	2.2	2.3
Communications and utilities	0.7	1.0	0.9	1.1	0.6	1.4	0.5	0.6
Depreciation and amortization	7.0	8.6	8.6	10.7	0.8	0.3	3.2	3.4
Gain on disposition of property and equipment, net	(0.1)	(0.6)	(0.1)	(0.8)	(0.0)	(0.0)	0.0	0.1
Other	1.4	1.5	1.3	0.9	0.7	0.7	2.7	3.8

Total operating expenses	95.1	95.9	96.1	95.8	91.5	97.1	92.9	95.7

Operating income	4.9	4.1	3.9	4.2	8.5	2.9	7.1	4.3
Interest expense, net	(0.7)	(0.9)	(1.0)	(1.3)	(0.0)	0.0	0.2	0.2

Income before income taxes	4.2	3.2	2.9	2.9	8.5	2.9	7.3	4.5
Income taxes	1.7	1.3	1.5	1.3	0.0	0.0	3.0	1.9

Net income	2.5%	1.9%	1.4%	1.6%	8.5%	2.9%	4.3%	2.6%

	Company		Boyd		WTI
	Average counts for the quarter ended June 30,
	2004	2003	2004	2003	2004	2003
Company operated tractors	581	552	539	518	42	34
Owner-operated tractors	308	357	140	176	168	181

Total tractors	889	909	679	694	210	215

Company operated tractor %	65%	61%	79%	75%	20%	16%
Owner-operated tractor %	35%	39%	21%	25%	80%	84%

Total %	100%	100%	100%	100%	100%	100%

Quarterly Results of Operations

The Company’s total operating revenues increased $3,528,185 or 10.3% to $37,896,315 for the quarter ended June 30, 2004, compared with $34,368,130 for the same period in 2003. This change reflected an increase of $2,379,114 or 9.4% in the Boyd division, an increase of $445,295 or 18.4% in the Logistics division and an increase of $703,776 or 10.7% in the WTI division. These changes are reflective of diversification outside of the steel and building materials industries and also reflective of an increase in revenue resulting from increased rates charged to customers. Revenue per mile increased by approximately $0.13 per mile for Boyd and approximately $0.12 per mile for WTI. Included in revenues are fuel surcharges in the amount of $1,821,558 and $1,023,291 for the quarter ended June 30, 2004 and 2003, respectively. Average revenue per total mile for the second quarter of 2004 was $1.48 while average revenue per total mile was $1.34 for the same period in 2003.

Total operating expenses increased $3,103,496 or 9.4% to $36,057,600 for the second quarter ended June 30, 2004, compared to $32,954,104 for the same period last year. Of this dollar increase, $2,363,915 was attributable the Boyd division while the WTI division accounted for $469,082. The Logistics division accounted for an increase of $270,499 in total operating expenses. As a percentage of revenues, total operating expenses decreased from 95.9% in 2003 to 95.1% in 2004. As discussed below, the net increase in operating expenses is primarily a result of increases in salaries, wages, and employee benefits, fuel expense, operating supplies expense, insurance expense, and decreased gains on disposition of property and equipment offset by decreases in depreciation expense.

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

As a percentage of revenues, salaries, wages and employee benefits increased to 30% during the second quarter of 2004 compared to 28.5% of revenue in the same period in 2003. This increase is attributable primarily to the Boyd division resulting from pay increases to drivers. Boyd increased Company driver pay by a total of $0.05 per mile during the first half of 2004. Increases were given in $0.01 increments per month during each of the first three months of the year, and $0.01 each in May and June. Additionally, Company drivers drove approximately 400,000 more miles during the second quarter of 2004 compared to the second quarter of 2003.

Included in cost of independent contractors are costs for which owner-operators are responsible, costs incurred/earned by the Company related to the lease purchase of tractors to owner-operators, and costs related to the Logistics division. Cost of independent contractors for the Company increased $52,598, or 0.5%, for the quarter ended June 30, 2004 compared to the same period last year. The Boyd division accounted for a decrease of $446,066. This decrease was primarily a result of a decrease in the amounts paid to owner-operators due to fewer miles driven. Though owner-operators received the same pay per mile increases as described above for Company drivers (a total of $0.05 in increments of $0.01), owner-operators drove approximately 578,000 fewer total miles in the three months ended June 30, 2004 compared to the same period in 2003. During the fourth quarter of 2003, the Boyd division implemented a new program whereby new owner-operators entering the lease purchase program with less than one year of previous experience as a successful owner-operator are required to be a Company driver for a minimum of four weeks prior to becoming a Boyd owner-operator. This program has helped to decrease driver turnover and enabled owner-operators to become more profitable by allowing owner-operators to become familiar with the Company and its operations. The Logistics division accounted for an increase of $228,583 of the total net increase in cost of independent contractors. This increase was directly related to Logistics increase in revenue. The WTI division accounted for $276,079 of the increase in cost of independent contractors. The increase of costs contributed by WTI was a direct result of WTI’s 2.1% increase in operating revenue, as discussed above.

Fuel expense, also associated with Company drivers and included in the line item “Operating supplies” in the consolidated statement of income, increased $803,181 or 19.2% from 2003. The significant portion of the increase, $693,530, was recognized by the Boyd division because the Boyd division has a larger percentage of Company drivers. The Company generally has been able to partially offset significant increases in fuel costs through increased rates and through a fuel surcharge that increases incrementally as the price of fuel increases. Total miles driven by Company drivers increased by approximately 400,000 miles for the second quarter of 2004 compared to the same period in 2003.

Insurance and claims increased to 4.4% of revenues in the second quarter of 2004, compared to 3.2% of revenues during the second quarter of 2003. The Company reserved an additional $400,000 during the second quarter of 2004 related to increases in workers compensation claims and an increase in reserves related to one accident during the second quarter of 2004 which resulted in serious injury to a third party. During the second quarter of 2004, the Company was not involved in any accidents involving fatalities. See “Insurance and Liability Claims” for further information regarding the Company’s insurance program and claims exposure.

Other operating supplies included with fuel within the item “Operating Supplies” increased $260,897 during the second quarter of 2004. The increase was primarily due to less income generated from repairs performed by Boyd personnel and charged to owner-operators. The repairs Boyd makes to owner-operator equipment is charged to the owner-operator and reduces the expense recognized for repairs. With approximately 578,000 fewer miles driven by owner-operators, fewer repairs were required on these vehicles. Also, repair costs were higher in the second quarter of 2004 due to increased miles driven on Company owned vehicles.

Depreciation expense decreased by $296,058 for the quarter ended June 30, 2004, as compared to the same period in 2003. This decrease was primarily due to the decrease in total fleet size.

Gain on disposition of property and equipment decreased due to fewer equipment trades during the second quarter of 2004 compared to the same period in 2003.

Provisions for income tax for the quarter ended June 30, 2004 resulted in a provision of $411,303 and an effective tax rate of 40.3%. The effective tax rate was higher than the U.S. federal statutory rate primarily due to state income taxes and the non-deductibility of certain expenses for tax purposes.

Year to Date Review:

The following tables set forth, by segment, the percentage relationship of expense items to operating revenues and certain other operating statistics for the periods indicated

	Company		Boyd		Logistics		WTI
	Year to Date Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Operating revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Operating expenses
Salaries, wages, and employee benefits	29.8	28.5	36.4	34.4	8.0	8.1	12.4	12.9
Cost of independent contractors	29.8	32.1	16.9	19.6	78.1	82.2	60.9	61.9
Fuel	13.6	13.1	17.1	16.5	0.1	0.3	5.4	4.8
Operating supplies	8.0	7.5	9.3	8.8	2.3	2.2	5.1	4.4
Operating taxes and licenses	1.7	1.9	1.9	2.1	0.0	0.0	1.8	1.7
Insurance and claims	3.8	3.7	4.5	3.9	0.8	0.0	2.3	4.3
Communications and utilities	0.8	1.0	0.9	1.1	0.6	1.3	0.6	0.7
Depreciation and amortization	7.4	8.4	9.0	10.3	0.8	0.3	3.6	3.8
Gain on disposition of property and equipment, net	0.0	(0.3)	0.0	(0.4)	(0.0)	(0.0)	0.0	0.0
Other	1.4	1.5	1.0	1.0	0.4	1.4	3.0	4.1

Total operating expenses	96.3	97.4	97.3	97.3	91.1	95.8	95.1	98.6

Operating income	3.7	2.6	3.0	2.7	8.9	4.2	4.9	1.4
Interest expense, net	(0.7)	(1.0)	(1.1)	(1.4)	(0.0)	0.0	0.5	0.3

Income before income taxes	3.0	1.6	1.9	1.3	8.9	4.2	5.4	1.7
Income taxes	1.2	0.6	1.1	0.7	0.0	0.0	2.3	0.8

Net income	1.8%	1.0%	0.8%	0.6%	8.9%	4.2%	3.1%	0.9%

	Company		Boyd		WTI
	Average counts for the six months ended June 30,
	2004	2003	2004	2003	2004	2003
Company operated tractors	575	545	533	511	42	34
Owner-operated tractors	329	356	147	176	182	180

Total tractors	904	901	680	687	224	214

Company operated tractor %	64%	60%	78%	74%	19%	16%
Owner-operated tractor %	36%	40%	22%	26%	81%	84%

Total %	100%	100%	100%	100%	100%	100%

Year to Date Results of Operations

The Company’s total operating revenues increased $5,299,598 or 7.9% to $72,245,206 for the six months ended June 30, 2004, compared with $66,945,608 for the same period in 2003. This change reflected an increase of $3,546,298 or 7.1% in the Boyd division, an increase of $534,483 or 10.4% in the Logistics division and an increase of $1,218,817 or 10.1% in the WTI division. These changes are reflective of diversification outside of the steel and building materials industries and also are reflective of an increase in revenue resulting from increased rates charged to customers. Revenue per mile increased by approximately $0.10 per mile for Boyd and WTI. Included in revenues are fuel surcharges in the amount of $2,982,175 and $2,014,855 for the six months ended June 30, 2004 and 2003, respectively. Average revenue per total mile for the first half of 2004 was $1.44 while average revenue per total mile was $1.33 for the same period in 2003.

Total operating expenses increased $4,320,863 or 6.6% to $69,514,454 for the six months ended June 30, 2004, compared to $65,193,591 for the same period last year. Of this increase, $3,336,841 was attributable the Boyd division and the WTI division accounted for $743,243. The Logistics division accounted for an increase of $240,779 in total operating expenses. As a percentage of revenues, total operating expenses decreased from 97.4% in 2003 to

96.2% in 2004. As discussed below, the net increase in operating expenses is primarily a result of increases in salaries, wages, and employee benefits, fuel expense, operating supplies expense, and insurance expense combined with decreases in depreciation expense and decreased gains on disposition of property and equipment expense.

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

As a percentage of revenues, salaries, wages and employee benefits increased to 29.8% during the first six months of 2004 compared to 28.5% of revenue in the same period in 2003. This increase is attributable primarily to the Boyd division resulting from pay increases to drivers. Boyd increased Company driver pay by a total of $0.05 per mile during the first half of 2004. Increases were given in $0.01 increments per month during each of the first three months of the year, and an additional $0.01 each in May and June. Additionally, Company drivers drove approximately 720,000 more miles during the first six months of 2004 compared to the first six months of 2003.

Included in cost of independent contractors are costs for which owner-operators are responsible, costs incurred/earned by the Company related to the lease purchase of tractors to owner-operators, and costs related to the Logistics division. Cost of independent contractors for the Company increased $62,240, or 0.3%, for the six months ended June 30, 2004 compared to the same period last year. The Boyd division accounted for a decrease of $764,984. This decrease was primarily a result of a decrease in the amounts paid to owner-operators due to fewer miles driven. Though owner-operators received the same pay per mile increases as described above for Company drivers (a total of $0.05 in increments of $0.01), owner-operators drove approximately 1.1 million fewer total miles in the six months ended June 30, 2004 compared to the same period in 2003. During the fourth quarter of 2003, the Boyd division implemented a new program whereby new owner-operators entering the lease purchase program with less than one year of previous experience as a successful owner-operator are required to be a Company driver for a minimum of four weeks prior to becoming a Boyd owner-operator. This program has helped to decrease driver turnover and enabled owner-operators to become more profitable. The Logistics division accounted for an increase of $205,344 of the total net increase in cost of independent contractors. This increase was directly related to Logistics increase in revenue. The WTI division accounted for an increase of $621,880 in cost of independent contractors. The increase of costs contributed by WTI was a direct result of WTI’s 10.1% increase in operating revenue, as discussed above.

Fuel expense, also associated with Company drivers and included in the line item “Operating supplies” in the consolidated statement of income, increased $1,055,168, or 12.0%, from 2003. The significant portion of the increase, $913,329, was recognized by the Boyd division because the Boyd division has a larger percentage of Company drivers. The Company generally has been able to partially offset significant increases in fuel costs through increased rates and through a fuel surcharge that increases incrementally as the price of fuel increases. Total miles driven by Company drivers increased by approximately 720,000 miles for the first six months of 2004 compared to the same period in 2003.

Insurance and claims increased to 3.8% of revenues in the first half of 2004, compared to 3.7% of revenues during the first half of 2003. The Company reserved an additional $400,000 during the second quarter of 2004 related to increases in workers compensation claims and an increase in reserves related to one accident during the second quarter of 2004 which resulted in serious injury to a third party. During the first half of 2004, the Company was not involved in any accidents involving fatalities. See “Insurance and Liability Claims” for further information regarding the Company’s insurance program and claims exposure.

Other operating supplies included with fuel within the item “Operating Supplies” increased $711,792 over the first half of 2004 as compared to the first half of 2003. The increase was primarily due to less income generated from repairs performed by Boyd personnel and charged to owner-operators. The repairs Boyd makes to owner-operator equipment is charged to the owner-operator and reduces the expense recognized for repairs. With approximately 1.1 million fewer miles driven by owner-operators, fewer repairs were required on these vehicles. Also, repair costs were higher in the first half of 2004, compared to 2003, due to increased miles driven on Company owned vehicles.

Depreciation expense decreased by $280,713 for the six months ended June 30, 2004, as compared to the same period in 2003. This decrease was primarily due to the decrease in total fleet size.

Gain on disposition of property and equipment decreased due to fewer equipment trades during the first half of 2004 compared to the same period in 2003.

Provisions for income tax for the six months ended June 30, 2004 resulted in a provision of $894,552 and an effective tax rate of 40.6%. The effective tax rate was higher than the U.S. federal statutory rate primarily due to state income taxes and the non-deductibility of certain expenses for tax purposes.

Liquidity and Capital Resources

The Company’s primary cash requirements are for capital expenditures and operating expenses, including labor costs, fuel costs and operating supplies, and the payment of current debt maturities. Historically, the Company’s primary sources of cash have been continuing operations, bank borrowings and dealer financings.

Cash Flows from Operating Activities

Cash flows from operations provided $5.5 million for the first six months of 2004 compared to $5.4 million for the six months of 2003. Net income adjusted for non-cash income and expense items provided cash of $5.9 million and $5.8 million for 2004 and 2003 year-to-date periods, respectively. Non-cash income and expense items include depreciation and amortization, provisions for bad debt losses, losses on disposals of property and equipment, income related to owner-operator sales-type leases, and deferred income taxes. Working capital items used cash of $0.4 million in the first half of 2004 and 2003.

The increase in net income adjusted for non-cash items from 2003 to 2004 of $0.1 million was due primarily to increased net income and increased net gains on sales type leases with independent contractors during 2004.

Increases in accounts receivable during the first half of 2004 resulted from increased revenue. Accruals for salaries payable increased approximately $0.6 million since December 31, 2003, due to increases in driver pay rates during the first half of 2004. Self-insurance claims increased approximately $1.0 million due primarily to increases in workers compensation claims accruals and one accident in the first six months that involved serious injury to a third party.

Cash Flows from Investing Activities

The growth of the Company’s business and maintenance of its modern fleet has required significant investments in new tractors and trailers, which has been financed largely through long-term debt. Historically, the Company financed its major capital equipment purchases consisting primarily of revenue equipment and, to a lesser extent, construction of terminals, through bank financings. Dealer financed purchases in the first half of 2004 amounted to $3.3 million, while no dealer-financed purchases were made during the first half of 2003.

The Company invested $1.1 million and $4.7 million for revenue equipment and other property and equipment during the first half of 2004 and 2003, respectively. The 2004 amount excludes $3.3 million of dealer -financed purchases of revenue equipment, which are recognized as non-cash investing activities. Total investment for equipment and other property, which includes capital expenditures and dealer-financed purchases, remained stable year over year. The proceeds from property dispositions exclude revenue equipment traded on new equipment.

Cash Flows from Financing Activities

During the first half of 2004, the Company paid $6.5 million towards the reduction of its long-term debt. At June 30, 2004, the Company had debt (including current maturities) of $26.9 million. In the first half of 2004, new debt of approximately $3.3 was incurred through dealer-financed purchases for revenue equipment. During the first half of 2003, $4.0 million of new debt was incurred to purchase equipment.

The Company paid approximately $0.2 million, net, on its line of credit during the second quarter of 2004.

The Company has entered into a commitment letter with Dempsey Boyd dated August 4, 2004, pursuant to which Mr. Boyd has committed, subject to the absence of any material adverse change in the financial condition of the Company and various other closing conditions, to provide up to $9.2 million of the financing necessary to complete the Merger. The term loan will bear interest at a fixed rate of 5.5% per annum, and will have a 36-month term. Mr. Boyd has the option to secure the term loan with available Company assets, but Mr. Boyd has agreed to subordinate the repayment of the term loan to the loans of other Company creditors who require subordination and whose consent is required to proceed forward with the Merger and the term loan. A portion of the amount committed by Mr. Boyd may be replaced by other term or revolving debt from a third party lender prior to or following the closing of the Merger.

The Company anticipates generating sufficient cash from operations in 2004 to cover planned capital expenditures and servicing current maturities of long-term debt. Through the first six months of 2004, the Company purchased seventy-five new tractors, offset by the same number of trade-ins. Historically, the Company has relied on cash generated from operations to fund its working capital requirements. Over the long term, the Company will continue to have significant capital needs that may require it to seek additional borrowings or equity capital. The availability of debt financing or equity capital will depend on prevailing market conditions, the market price of its common stock, and other factors over which the Company has no control, as well as the Company’s financial condition and results of operations.

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

Fuel Price Trend

Many of the Company’s operating expenses, including fuel costs and fuel taxes, are sensitive to the effects of inflation, which could result in higher operating costs. Throughout the first half of 2004, the Company experienced fluctuations in fuel costs as a result of conditions in the petroleum industry. Increases in fuel costs may affect operating income, unless the Company is able to pass those increased costs to customers through rate increases and fuel surcharges.

The Company has initiated a program to obtain rate increases and fuel surcharges from customers in order to cover increased costs due to these increases in fuel prices, driver compensation, and other expenses and has been successful in implementing some fuel surcharges and certain rate increases. Competitive conditions in the transportation industry, including lower demand for transportation services, could limit the Company’s ability to obtain rate increases or fuel surcharges in the future. As of June 30, 2004, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations. The Company also has periodically experienced some wage increases for drivers. Increases in driver compensation may affect operating income, unless the Company is able to pass those increased costs to customers through rate increases.

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

Insurance and Liability Claims

The Company’s future insurance and claims expenses could exceed historical levels, which could have a material adverse effect on the financial condition of the Company. Effective July 1, 2004, the Company obtained new insurance coverage from two carriers. Under the first policy, the Company is insured for claims of personal injury and property damage combined up to $1 million per occurrence, with a $500,000 deductible. The second policy provides an additional $1 million in coverage over the first policy, but the Company is responsible for the first $1 million in claims that exceed the coverage limits of the first policy. The Company previously self-insured for a portion of the claims exposure resulting from cargo loss, personal injury, and property damage, combined up to $750,000 per occurrence. In addition, the Company shared costs above the $750,000 self-insured amount at a rate of thirty three percent, up to the Company’s coverage amount of two million dollars. Costs and claims in excess of the Company’s coverage amount of two million dollars will be borne solely by the Company. The Company’s workers’ compensation self-insurance level is a maximum of $500,000, and the health insurance self-insurance level is $175,000 per person per year. If the number or dollar amount of claims for which the Company is self-insured increases, the financial condition of the Company could be adversely affected.

A Company driver was involved in an accident in the first quarter of 2002 that resulted in a third party fatality. Company drivers were also involved in five accidents resulting in fatalities during 2003, one of which involved personal injury to three individuals. During the first quarter of 2002, the self-insured amount for cargo loss, personal injury and property damage, combined was $500,000 per occurrence, which would be the amount applicable to the accident during the first quarter of 2002. The self-insured amount for the two accidents in the first half of 2003 was $750,000, with the Company also responsible for its shared amount of 50% of any amounts between $750,000 and the $2 million insurance coverage and all amounts in excess of the insured amount. The Company was involved in three accidents involving fatalities during the third quarter of 2003. During the second quarter of 2004, the company was involved in an accident, which involved serious injury to a third party. The self-insured amount relating to these accidents is $750,000, with the Company also responsible for its shared amount of 33% of any amounts in excess of $750,000 up to the $2 million insurance coverage and all amounts in excess of the insured amount.

Each of these accidents, taken separately, has the potential to cause the Company to reach its total per occurrence retention amount for insurance purposes. To date, five lawsuits have been filed against the Company with respect to the fatalities arising from these accidents. If the Company is ultimately found to have some liability for one or more of these accidents, the Company would seek to pay or structure payments of the amount due from its operating cash flows and, if needed, additional bank financing. Although the Company does not expect this to occur, it is possible that liability resulting from these accidents could exceed the Company’s operating cash flows and available financing. Therefore, there can be no assurance that the Company’s operations and financial condition would not be materially affected if the Company were found to have liability for one or more of these accidents. If insurance expenses continue to increase, and the Company is unable to offset the increase with higher freight rates, the Company’s operations and financial condition could be adversely affected. The Company has provided for its best estimate of losses on these claims at June 30, 2004 in the accompanying unaudited consolidated balance sheet.

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

Forward-looking Statements

With the exception of historical information, the matters discussed and statements made in this report constitute forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Specifically, this report contains forward-looking statements regarding the Company’s belief that the availability of credit under its line of credit, together with internally generated cash, will be adequate to finance its operations through fiscal year 2004 and will also be adequate to cover any liability with respect to the accidents that occurred during 2002 and 2003; expectations regarding the freight business and the economy; and results in future quarters and for the year. Whenever possible, the Company has identified these forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as “anticipates,” “may,” “believes,” “estimates,” “projects,” “expects,” “intends,” and words of similar import. Forward-looking statements contained in this report involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. In particular, there can be no assurance that business conditions and the economy will improve, including the transportation and construction sectors in particular; that costs associated with increased insurance and claims costs, and liability claims for which the Company is self-insured will not have a material adverse effect on the Company; that the Company will be able to recruit and retain qualified drivers; that the Company will be able to control internal costs, particularly rising fuel costs that may or may not be passed on to the Company’s customers; that departures and defaults by owner-operators will not have a material adverse effect on the Company; that the cost of complying with governmental regulations that are applicable to the Company will not have a material adverse effect on the Company; that the financing for the proposed going private transaction and continuing operations following the closing of the transaction provided for in the financing commitment will be consummated; or that the proposed merger of BBT Acquisition Corporation with and into the Company will be successfully completed. These assumptions, risks and uncertainties include, but are not limited to, those discussed or indicated in all documents filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company expressly disclaims any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is exposed to interest rate risk due to its long-term debt, which at June 30, 2004 bore interest at rates ranging from 1.25% to 2.85% above the applicable bank’s LIBOR rate. Under the provisions of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, the Company has estimated that the fair value of its long-term debt approximates its carrying value, using a discounted cash flow analysis based on borrowing rates available to the Company. The effect of a hypothetical one percent increase in interest rates would decrease pre-tax income by approximately $269,000. Management believes that current working capital funds are sufficient to offset any adverse effects caused by changes in these interest rates.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. The geopolitical situation in the Middle East caused oil prices to rise dramatically in the first quarter of 2003, which has continued through the first six months of 2004. Historically, the Company has been able to recover a majority of fuel price increases from customers in the form of fuel surcharges. The Company cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. As of June 30, 2004, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations. The Company will consider possible opportunities to hedge fuel costs in the future.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that, as of June 30, 2004, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls. During the period covered by this quarterly report, there have not been any significant changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Security Agreement dated May 24, 2004 by and between the Company and Navistar Financial Corporation.
31.1	Section 302 Certification of the CEO
31.2	Section 302 Certification of the CFO
32.0	Section 906 Certification of the CEO & CFO

(b) Reports on Form 8-K

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boyd Bros. Transportation Inc. (Registrant)
Date: August 16, 2004	/s/ Richard C. Bailey
Richard C. Bailey, Chief Financial Officer
(Principal Accounting Officer)